Form 10-K
period 1994-12-31
QUIPP INC
filed 1995-03-31
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                             ----------------------
                                    FORM 10-K
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - - ------
ACT OF 1934
For the fiscal year ended           December 31, 1994
                         ---------------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
- - - ------
OF 1934
For the transition period from                          to
                              ------------------------      -------------------
                  Commission file number        0-14870
                                          ------------------

                                    Quipp, Inc.
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                   59-2306191
- - - -------------------------------------------     ------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                               number)

      4800 N.W. 157th Street, Miami, Florida                    33014
      --------------------------------------                ------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (305) 623-8700
                                                      -------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes     X   . No        .
            -----       ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K ( ).

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 10, 1995 was approximately $12,937,960.*

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 1995 was 1,469,465.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated                                       Where Incorporated
- - - ---------------------                                       ------------------
                                                                  Part III
Portions of QUIPP, INC. Proxy Statement relating
to 1995 Annual Meeting of Shareholders (to be filed
not later than 120 days after the close of the fiscal
year covered by this report on Form 10-K)

- - - ---------------------------

*Calculated by excluding all shares held by executive officers, directors, and five percent shareholders of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.



                                     PART I

ITEM 1. BUSINESS
- - - ----------------

      Quipp, Inc. (the "Company"), through its wholly-owned subsidiary, Quipp Systems, Inc., designs and manufactures material handling equipment for the newspaper industry. The Company's products generally are designed to accomplish much of the mailroom operations of a newspaper publisher. The mailroom is an area to which newspapers flow from the pressroom in a continuous stream and in which newspapers are stacked, bundled and moved to the shipping docks. Conveyor systems are utilized to transport newspapers from the press to stacking machines that transform a continuous stream of newspapers into stacks. The stacks may be bundled and conveyed directly to the shipping docks, loaded into carts or stored on pallets for further processing at a later time.

      The Company's products include the following:

      Newspaper Stacker - The Company's newspaper stacker accurately counts and automatically stacks and ejects newspapers at press speeds of up to 80,000 copies per hour.

      Bottomwrapper - The Company's bottomwrapper applies wrapping paper to the bottom and top, as required, of each newspaper stack to reduce product damage.

      Twin-Belt Newspaper Conveyor - The Company's twin-belt newspaper conveyor transports newspapers in an overlapping stream from a newspaper press to various locations throughout the mailroom. The Company's conveyor systems include horizontal and vertical conveyor modules, integrated with direction switching and other special purpose components arranged to accommodate the building layout of the newspaper printing facility in which the conveyors are used. The maximum surface speed that the Company's twin-belt conveyor can accommodate is approximately 80,000 newspapers per hour.

      Fold Compressor - The Company's fold compressor conditions newspapers prior to stacking or delivery to inserting machines by removing air from each newspaper and setting a uniform leading edge-fold on each newspaper. The compressing operation also allows smaller stacks to be produced out of the same number of papers and improves the accuracy of newspaper counting devices.

      Stream Aligner - The Company's stream aligner straightens misaligned newspapers and centers the newspaper stream for more reliable stacking. The stream aligner is installed at an end of a conveyor, just prior to stacking.

      Newspaper Sensor - The Company's mechanical and laser newspaper sensors accurately count newspapers at rates of up to 80,000 copies per hour.

      Rollerslat Conveyor - The Company's rollerslat conveyor employs an array of independently rotating rollers and is utilized in the processing of newspaper stacks prior to bundling.

      Centering Pacer - The Company's centering pacer aligns newspaper stacks on a rollerslat conveyor prior to bottomwrapping or bundling.

      Stacker Programmer - This microprocessor-based product controls a newspaper stacker so that the proper number of newspapers required for each carrier route or newsstand distributor are stacked into bundles.

      Press Production Monitor - This microprocessor-based product utilizes a variety of sensors to simultaneously count newspapers as they are printed by multiple presses, thereby reducing waste by assuring timely press shutdown. This system also provides a computer printout of production data.

      Bundle Control System - This sensor-equipped microprocessor monitors the delivery of bundled newspapers to the shipping dock, controlling conveyors and diverters so that proper numbers of newspapers are supplied for delivery.

      Single Gripper Conveyor - This product transports newspapers or other printed material by holding individual copies by the spine, one gripper for each copy. The conveyor offers several advantages over conventional conveyors, the most significant of which is the flexibility of distribution, including the ability to release copies at any number of processing points in the mailroom centers.

      Cart Loading System - This system accumulates and loads tied bundles of printed material into carts for transport to remote areas of the plant or to distribution centers.

      Sort Tray Distribution System - This computer controlled system consists of wheeled carts fastened together, forming a continuous, chain-like loop, for transportation of bundles of newspapers from any given packaging line or storage position to any available truck loading position or temporary storage area.

      The Company's products are basically modular in construction with electronic control circuitry.

      The Company's manufacturing activities consist primarily of the assembly of components comprising its products, the fabrication of some mechanical parts and testing of the completed products. As of February 1, 1995, the Company's backlog represented approximately $8,372,985 in firm sales orders, as compared to $2,651,364 on February 1, 1994. The Company believes that it will satisfy all orders included in such backlog by end of 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

      Approximately 100 vendors supply parts, materials and components for the Company's various products. The Company believes that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in the Company's in-house machine shop, which is presently used primarily for special orders and the development of prototype parts.

      The Company customarily receives a deposit upon the execution of a sales contract and payment of a substantial portion of the balance of the purchase price prior to shipment. Any remaining amount due is typically received upon the completion of installation.

      All of the Company's products have at least a one-year warranty, and the Company provides personnel for both installation and repair from its Miami-based service department. Customers are encouraged to stock spare modules and components, and many newspaper publishers have purchased standby equipment from the Company.

      The San Diego Union and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's sales in 1994. The Sacramento Bee and the San Bernardino Sun each accounted for approximately 10% of the Company's sales in 1993. Fox Valley Press, Seiken Graphics, Inc. and the San Bernardino Sun, accounted for approximately 15%, 14% and 12%, respectively, of the Company's sales in 1992. The Company sells a significant portion of its products to newspaper publishers in the United States; however, the Company also has significant foreign sales, which accounted for 11%, 21% and 26% of total sales in 1994, 1993 and 1992, respectively. The following table indicates the amount of sales by geographic area during the past three years:

                            1994                1993              1992

      United States      $15,088,678       $11,728,815       $14,739,790
      Japan                  149,472           441,167         2,739,890
      Canada                 175,031           370,598           980,677
      Latin America        1,165,028         1,313,872                 0
      New Zealand              7,160             5,488           810,209
      Other                  449,479           929,357           523,421
                        ============      ============      ============
                         $17,034,848       $14,789,297       $19,793,987
                        ============      ============      ============

      In connection with the installation of equipment, the Company will, at the request of a customer, resell to the customer related equipment that is not manufactured by the Company. The Company realizes a small mark-up (typically no more than 10 percent) with respect to the resale of such equipment. Such sales accounted for approximately 4.0%, 5.0% and 6.0% of the Company's total sales in 1994, 1993 and 1992, respectively.

ACQUISITION OF ASSETS OF HALL PROCESSING SYSTEMS.
- - - -------------------------------------------------

      Pursuant to an agreement dated December 21, 1994, the Company purchased, in December 1994 and January 1995, substantially all of the assets utilized by Hall Processing Systems ("Hall") in the manufacture and design of stackers, conveyor systems, wrappers and other related equipment. The purchase price for the assets was $1,557,500 and 40,000 shares of Company common stock. The $1,557,500 purchase price was comprised of $657,000 in cash and $900,000 via delivery of a promissory note. The note is payable over three years and bears interest at five percent per annum.

      In connection with the 40,000 shares of Company Common Stock delivered to Hall in the transaction, Hall may resell to the Company, on December 21, 1997, all of such shares other than shares that Hall has sold, or could have sold under Rule 144 during any three month period commencing after December 21, 1997 in which the closing bid price of the Common Stock remains at or above $6.00 per share for at least ten consecutive business days. The resale price is $6.00 per share.

      The Company also agreed to purchase certain inventory items that are the subject of outstanding purchase orders made by Hall prior to the date of the agreement. The cost of such inventory will be approximately $355,000. The Company also agreed to assume certain of Hall's warranty obligations, with respect to which the Company has recorded a warranty reserve of $100,000 as of December 31, 1994.

OTHER TRANSACTIONS
- - - ------------------

      In August 1994, the Company granted the right to manufacture and sell worldwide, except in the United States, all parts and assemblies associated with the Company's "Quipp Grip" single gripper conveyor system. In exchange for granting such right, the Company received $50,000. In addition, the assignee of the right agreed to absorb all warranty expenses incurred at an installation site. The Company had previously accrued a warranty reserve of $140,000 with respect to the installation. This reserve was reversed as part of the recording of the transaction. The Company retains the patent relating to the product, and also retains the right to manufacture and sell the "Quipp Grip" conveyor system worldwide.

      In December 1994, the Company sold the rights, title and interest in its tray system patent, which is utilized in its sort tray distribution system, for $900,000. In connection with the sale, the purchaser granted to the Company a license to make, use and sell the tray system for use in the delivery of signatures and newspapers in the publishing and newspaper industries.

COMPETITION
- - - -----------


      The Company believes that its two principal competitors for the newspaper mailroom equipment business in the United States are IDAB, Inc., ("IDAB") a subsidiary of EDS Technologies, Inc., and Machine Design Services, a privately owned company that manufacturers certain types of conveyors. In addition, there are several other companies that compete in other small segments of the business.

      The Company competes by stressing its engineering expertise and the quality and reliability of its products and strength of its reputation. The Company feels it has a competitive edge over certain of its competitors, in that the Company can deliver an entire mailroom system, while some competitors can supply only certain components of a system. However, the Company has experienced strong competition on the basis of price with respect to most of its products.

MARKETING
- - - ---------

      The Company's marketing effort is conducted by a five-person sales staff which calls upon the support of the engineering staff as needed. The Company has marketed its products domestically primarily through direct solicitation by its sales staff, participation in trade shows and a modest program of trade journal advertising. It markets its products in the export markets through foreign dealers. Some of the foreign dealers are commissioned, while others purchase the Company's products for resale.

      The Company's marketing effort emphasizes the reliability, minimum installation cost, ease of maintenance and careful handling of newspaper products incorporated in the design of the Company's products. For prospective customers, the Company is able to use computer-aided systems to design custom newspaper handling systems and prepare proposals that describe the equipment, schedules and prices for each project.

PATENTS
- - - -------

      The Company holds 29 U.S. patents, including 14 U.S. patents acquired in connection with the Company's purchase of Hall Processing Systems, which expire during the period from 1995 to 2011. The Company also purchased from Hall 16 foreign patents that expire from 1995 to 2007. The Company will continue to apply for patent protection when deemed advisable; however, the Company believes that the success of its products ultimately is dependant upon performance, reliability, and engineering ingenuity and that its patents are not material to its business.

RESEARCH AND DEVELOPMENT
- - - ------------------------

      Research and development expenditures totaled $361,790, $510,072 and $365,503 in 1994, 1993 and 1992, respectively. In 1994, the Company's research and development efforts focused on design changes to its newspaper stacker in order to reduce the manufacturing costs. The Company is now marketing the redesigned newspaper stacker.

EMPLOYEES
- - - ---------

      As of February 1, 1995, the Company had 105 full-time employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES
- - - ------------------

      The Company's administrative and manufacturing operations are located in a 63,000 square foot building in Miami, Florida that is owned by the Company. For information regarding the Company's financing obligations with respect to this property, see Note 8 to the Company's Consolidated Financial Statements included in Item 8.

      The Company owns all of the equipment utilized in its manufacturing operations. In the opinion of management, the Company's properties are adequate and suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS
- - - -------------------------

      As previously disclosed, on March 16, 1990, Ferag AG, a Swiss Corporation ("Ferag"), filed a complaint against the Company in the United States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims a patent held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injunction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court may deem just and proper. The Company answered that plaintiff's patent is invalid due to violation of U.S. patent rules and, separately, that the Company's design does not infringe the provisions of the patent. On September 15, 1993, the Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals for the Federal Circuit, declaring plaintiff's patent to be invalid, reversed the judgment of the lower court. The Company does not know if Ferag will file a writ of certiorari with the United States Supreme Court.

      In April 1994, the Company entered into an agreement with the plaintiff to stipulate the entry of an order by the District Court providing that, if the Company's appeal was unsuccessful, the Company will pay a maximum of $1,000,000 in damages plus interest accrued in an escrow account in which the Company would deposit the $1,000,000. The order was entered by the Court on May 10, 1994 and the Company deposited $1,000,000 into the escrow account. The court order provides that if the appeal were successful, amounts in the escrow account would be returned to the Company, and the Company would be free of all obligations to Ferag with respect to the use of the invention that was subject to Ferag's patent claim. The parties also agreed that in the event of a reversal by the appellate court on some but not all issues, the maximum damages would be $1,000,000 plus interest on the escrow account. In light of the decision of the United States Court of Appeals for the Federal Circuit, the Company anticipates that the $1,000,000, plus interest less escrow agent fees, should be returned to the Company by April 17, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - - -----------------------------------------------------------

      Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
- - - ------------------------------------

      The names, business experience and ages of all executive officers of the Company are listed below:

                        Business Experience During
Name                       the Past Five Years                    Age
- - - -----                   --------------------------          ------------------
James E. Pruitt         President, Chief Executive                60
                        Officer and Director of the
                        Company since April 1989.
                        From April 1986 to
                        April 1989, Mr. Pruitt was
                        engaged in his own consulting
                        business in the graphic
                        arts and electronics industries.
                        From 1983 through 1986, he was
                        President and Chief Executive
                        Officer of Harris Graphics
                        Corporation and also served
                        as its Chairman from 1983
                        through 1985.


Louis D. Kipp           President of Quipp Systems, Inc.,         63
                        since July 1987.  Director of the
                        Company from August 1987 to January
                        1995. President of the Company from
                        August 1983 to July 1987, when he
                        became President of Quipp Systems,
                        Inc. Treasurer of the Company from
                        August 1983 to April 1988.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holding
- - - -----------------------------------------------------------------------------
Matters
- - - -------

      The Company's Common Stock, $.01 par value, is traded on the Nasdaq National Market. The following table represents the quarterly high and low sales prices of the Common Stock during 1994 and 1993, as reported by Nasdaq:


                              1994                1993
                        High     Low            High        Low
                        ----    ----            ----        ----

      1st Quarter       3 3/4  2 1/2            4 3/8       3 3/4
      2nd Quarter       4      3 1/4            4 5/8       3 1/2
      3rd Quarter       3 7/8      3            5           4
      4th Quarter       8 1/2      3            4 1/4       2 1/2


      The number of shareholders of record of the Company's Common Stock as of March 10, 1995 was 111.

      The Company has not paid dividends on its Common Stock since its inception.

Item 6. Selected Financial Data
- - - -------------------------------

                              Year ended December 31
                        ------------------------------------------
                           1994   1993     1992     1991    1990
                           ----   ----     ----     ----    ----

                           (In thousands, except per share data)

Income Statement
  Information:

Net sales              $17,035  $14,789   $19,794    $12,976 $12,589
Gross profit             4,893    4,661     5,558      3,316   3,008
Research and
  development              362      510       366        590     491
Sale of patent and
  license rights         1,090        0         0          0       0
Selling, general
  and administrative
  expenses               3,653    4,036     4,245      2,721   2,873
Net income (loss)        1,376      321       702        160    (31)
Net income (loss)
  per share               0.88     0.21      0.45       0.11  (0.02)

Balance Sheet Information:
  (at end of period)

Current assets         $14,482  $11,959   $13,105    $11,802  $8,189
Total assets            19,342   14,241    15,194     14,930  11,649
Current liabilities      7,444    3,669     4,548      4,886   1,665
Long-term liabilities    1,350    1,700     1,800      1,900   2,000
Shareholders' equity    10,548    8,871     8,846      8,144   7,984
Book value per share      7.52     6.33      6.02       5.54    5.43


Item 7. Management's Discussion and Analysis of Financial Conditions and Results
- - - -------------------------------------------------------------------------------
of Operations
- - - -------------

Results of Operations
- - - ---------------------

1994 vs. 1993
- - - -------------

      Sales during 1994 increased 15% to $17,034,848 from $14,789,297 in 1993.
This increase reflects increased demand and the Company's ability to gain a greater share of the market. Gross profit as a percentage of sales decreased to 29% in 1994 from 32% in 1993. Although the Company realized increased margins due to lower manufacturing costs on its newspaper stacker, which comprises approximately 43% of net sales, gross profit was adversely affected by the establishment of additional reserves. The reserves were established to provide for anticipated followup costs on certain installations.

      Selling, general and administrative expenses decreased to $3,653,007 in 1994 from $4,036,432 in 1993. As a percentage of sales, selling, general and administrative expenses decreased to 21% in 1994 from 27% in 1993. The decrease was primarily due to a decrease in legal expenses and the reversal of a royalty reserve in the amount of $550,598 established by the Company for the possible payment of damages in connection with the litigation described in Note 13 to the Company's Consolidated Financial Statements. This decrease was partially offset by an increase in bad debts of $274,000.

      Research and development expenses decreased $148,282 to $361,790 in 1994 compared to $510,072 in 1993. This decrease was primarily due to the completion of a program designed to decrease manufacturing costs of the Company. The Company is now marketing the improved newspaper stacker.

      Operating profit was $1,967,930, an increase of $1,853,146, compared to $114,784 in 1993. This increase was partially due to an increase in the volume of sales and a decrease in selling, general and administrative expenses, offset by additional reserves established by the Company for followup costs and bad debts. Additionally, as discussed in Item 1 above, the Company sold rights in August 1994 to manufacture and sell worldwide, except in the United States, its single gripper conveyor system for $50,000 and the assumption by the purchaser of certain warranty expenses (for which the Company had established a reserve of $140,000, which has been reversed). In addition, operating income reflects the Company's sale, in November 1994, of the right, title and interest in its tray system patent which is utilized in the sort tray distribution system for $900,000. The Company has retained a license to make, use and sell the tilt tray system for use in delivery of signatures and newspapers in the publishing and newspaper industries.

      Interest income increased in 1994 by $67,695 due to the increase in the Company's interest bearing accounts and the increase in interest rates on these accounts. Interest expense declined $1,426 in 1994 due to the decrease in the principal balance of the Company's long-term debt.

1993 vs. 1992
- - - -------------

      Sales during 1993 decreased 25% to $14,789,297 from $19,793,987 in 1992.
The decrease was attributable to a softening of demand. Gross profit, as a percentage of sales, increased to 32% in 1993 from 28% in 1992, due to an increased proportion of sales of standard products, which have lower production costs than products that are customized to customer specifications.

      Selling, general and administrative expenses decreased to $4,036,432 in 1993 from $4,245,280 in 1992. The decrease was primarily due to a decline in salary, travel, advertising and trade show expenses as a result of improved control of these expenses. However, as a percentage of sales, selling, general and administrative expenses increased to 27% in 1993 from 21% in 1992 primarily due to an increase in legal costs of the Company's patent litigation, and an increase in warranty expenses due to a possible product performance problem.

      Research and development expenses increased $144,569 to $510,072 in 1993 compared to $365,503 in 1992. This increase resulted from expenditures on a program designed to decrease manufacturing costs of an existing product.

      Operating profit was $114,784, a decrease of $832,540 compared to $947,324 in 1992. This decrease was primarily due to a lower volume of sales and an increase in legal and warranty expenses. The Company's adoption, effective January 31, 1993, of Statement of Financial Accounting Standards ("SFAS No. 109"), Accounting for Income Taxes, had a cumulative effect of $156,566, thereby increasing income on the consolidated statement of operations for the year ended December 31, 1993. See Note 6 to the Company's Consolidated Financial Statements.

      Interest income declined by $15,392 due to the reduction in interest rates on the Company's interest bearing accounts. Interest expense declined $12,157 due to the reduced interest rates and decrease in the principal balance of the Company's long-term debt.

General
- - - -------

      The Company's backlog as of February 1, 1995 was $8,372,985 compared to $2,651,364 at the same date last year. All of the February 1, 1995 backlog is scheduled for shipment in 1995.

      The Company currently reserves 1 1/2% of its contract sales revenue for warranty expenses and believes that such reserves are generally adequate to cover its anticipated warranty expense.

Liquidity and Capital Resources
- - - -------------------------------

      On December 31, 1994, the Company's cash and cash equivalents and current securities totalled $7,382,624 and the Company's working capital was $7,038,044. The Company believes its resources are sufficient to fund operations at its current levels, including the expected expansion of business resulting from its recent acquisition of the inventory assets of Hall Processing Systems.
See Note 2 to the Company's Consolidated Financial Statements.

Inflation
- - - ---------

      The rate of inflation has not had a material impact on the operations of the Company.

Item 8. Financial Statements
- - - ----------------------------

Index to Financial Statements

Independent Auditors' Report

Financial Statements:

Consolidated Balance Sheets as of December 31, 1994 and 1993

Consolidated Statements of Operations For Each of the Years in the Three-Year Period Ended December 31, 1994

Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1994

Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1994

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary as of December 31, 1994 and 1993 (the "Company") and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quipp, Inc. and subsidiary as of December 31, 1994 and 1993 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

KPMG PEAT MARWICK LLP
March 10, 1995

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1994 and 1993

                                              December 31      December 31
      ASSETS                                      1994             1993
                                                  ----             ----
Current Assets:
      Cash and cash equivalents                $6,258,859      $4,590,223
      Securities available for
        sale-current                              100,000         600,000
      Restricted cash                           1,023,765               0
      Accounts receivable, net of
         allowance of $499,000 in
         1994 and $353,000 in 1993              2,621,229       2,639,151
      Inventories (Note 5)                      3,203,261       2,881,209
      Deferred tax asset-current (Note 6)       1,104,432         905,980
      Prepaid income tax                                0         154,209
      Prepaid expenses and other
         receivables                              170,696         188,539
                                              -----------      ----------
          Total current assets                 14,482,242       11,959,311

Property, plant and equipment, net (Note 7)     2,026,846        1,986,588

Securities available for sale                   1,400,000                0
Goodwill (Note 2)                                 530,742                0
Other assets                                      874,192          240,552
Deferred tax asset (Note 6)                        27,810           54,136
                                              -----------       ----------
                                              $19,341,832      $14,240,587
                                              ===========      ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Current portion of long-term
          debt (Note 8)                          $100,000         $100,000
      Accounts payable                          1,253,719          708,752
      Accrued salaries and wages                  778,829          553,193
      Customer deposits                         2,473,363          352,594
      Current tax liability                       622,720                0
      Other accrued liabilities (Note 9)        2,215,567        1,954,620
                                              -----------      -----------
          Total current liabilities             7,444,198        3,669,159
                                              -----------      -----------
Long-term debt (Note 8)                         1,350,000        1,700,000
                                               ----------      -----------
Contingencies (Note 13)

      Total liabilities                         8,794,198        5,369,159
                                              -----------      -----------
Shareholders' Equity
      Common stock - par value $.01 per share
          authorized 3,000,000 shares, issued
          and outstanding 1,469,465 shares         14,695           14,695
      Additional paid-in capital                4,596,090        4,596,090
      Retained earnings                         5,932,249        4,556,043
      Common stock subscribed                     300,000                0
      Less treasury stock 68,700 shares
          at cost                               (295,400)        (295,400)
                                              -----------      -----------
Total shareholders' equity                     10,547,634        8,871,428
                                              -----------      -----------
                                              $19,341,832      $14,240,587
                                              ===========      ===========

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
     For Each of the Years in the Three-Year Period Ended December 31, 1994

                                1994         1993            1992
                                ----         ----            ----
Sales                       $17,034,848    $14,789,297   $19,793,987
Cost of sales                12,142,121     10,128,009    14,235,880
                            -----------    -----------   -----------
   Gross profit               4,892,727      4,661,288     5,558,107
                            -----------    -----------   -----------
Other operating income
    and (expense) items:
   Sale of patent and license
    rights                    1,090,000              0             0
   Selling, general and
    administrative expenses (3,653,007)    (4,036,432)   (4,245,280)
   Research and development   (361,790)      (510,072)     (365,503)
                            -----------    -----------   -----------
                            (2,924,797)    (4,546,504)   (4,610,783)
                            -----------    -----------   -----------
Operating profit              1,967,930        114,784       947,324
                            -----------    -----------   -----------
Other income (expense):
   Interest income              274,895        207,200       222,592
   Interest expense            (53,436)       (54,862)      (67,019)
                            -----------    -----------   -----------
                                221,459        152,338       155,573
                            -----------    -----------   -----------
Income before income taxes,
   extraordinary item, and
   cumulative effect of
   change in accounting
   for income taxes           2,189,389        267,122     1,102,897

Income tax provision            813,183        102,552       423,863
                            -----------    -----------   -----------
Income before extraordinary
  item, and cumulative effect
  of change in accounting
  for income taxes            1,376,206        164,570       679,034

Extraordinary item:
  Utilization of net loss
  carryforward                        0              0        22,936

Cumulative effect of change
  in accounting for income
  taxes                               0        156,566             0
                            -----------     ----------    ----------
Net income                   $1,376,206       $321,136      $701,970
                            ===========     ==========    ==========

Per share amounts:
Income before extraordinary
  item and cumulative effect
  of change in accounting for
  income taxes                     0.88           0.11          0.44
Extraordinary item                 0.00           0.00          0.01

Cumulative effect of change
  in accounting for income
  taxes                            0.00           0.10          0.00
                              ---------      ---------    ----------
Net income per common and
  common equivalent share         $0.88          $0.21         $0.45
                              =========      =========    ==========
Weighted average number of    1,556,972      1,510,762     1,546,600
common equivalent shares      =========      =========    ==========
outstanding

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
     For Each of the Years in the Three-Year Period Ended December 31, 1994

                                          Additional
                      Common  Stock       Paid-in
                                                         Retained
                      Shares  Amount      Capital        Earnings
                      ------  ----------  -----------    --------

Balance,
January 1, 1992     1,469,465   $14,695      $4,596,090  $3,532,937
Net income                                                  701,970
                    ---------   -------     ----------   ----------
Balance,
December 31, 1992   1,469,465    14,695       4,596,090   4,234,907
Net income                                                  321,136
Purchase of
   treasury stock
                    ---------   --------      ---------  ----------
Balance,
December 31, 1993   1,469,465     14,695       4,596,090   4,556,043
Net income                                                 1,376,206
Common stock
   subscribed
                    ---------   --------      ----------- -----------
Balance,
December 31, 1994   1,469,465     14,695      4,596,090    5,932,249
                    =========   ========     ==========   ==========


                       Common       Treasury Stock
                       Stock           at Cost
                      Subscribed    Shares    Amount     Total
                  ------------  --------     ----------   ----------
Balance,
January 1, 1992            $0        $0              $0  $8,143,722
Net income                                                  701,970
                  ------------  --------     ----------   ----------
Balance,
December 31, 1992           0         0               0   8,845,692
Net income                                                  321,136
Purchase of
   treasury stock
                                  68,700      (295,400)   (295,400)
                  ------------   -------      ---------  ----------

Balance,
December 31, 1993           0     68,700     (295,400)    8,871,428
Net income                                                1,376,206
Common stock
   subscribed         300,000          0             0      300,000
                  ------------   -------      --------    ---------

Balance,
December 31, 1994    $300,000     68,700    ($295,400)  $10,547,634
                    =========   ========    ==========   ==========

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
     For Each of the Years in the Three-Year Period ended December 31, 1994

                                            1994         1993       1992
                                            -----        ----       ----

Cash provided by operations:
   Net income before extraordinary item   $1,376,206    $321,136   $679,034
   Extraordinary item                              0           0     22,936
                                          ----------    --------   --------
   Net Income                              1,376,206     321,136    701,970
                                          ----------    --------   --------
   Reconciliation of net income to net
      cash provided by (used in)
      operations:
   Deferred income taxes                    (87,768)   (123,943)  (477,405)
   Cumulative effect of change in
      accounting for income taxes                  0   (156,566)          0
   Depreciation and amortization             171,424     174,325    306,000
   Gain on sale of automobile                      0     (4,281)          0
   Changes in operational assets
      and liabilities:
   (Increase) in restricted cash         (1,023,765)           0          0
   Decrease in receivables                    17,922     445,307    862,821
   Decrease (increase) in inventories         36,948   (309,866)    218,444
   Decrease (increase) in prepaid
      income taxes                           154,209   (154,209)          0
   (Increase) in other assets and
      prepaid expenses and other
      receivables                         (356,156)     (41,458)   (43,806)
   Increase in accounts payable
      and other liabilities                  451,550     312,518    248,611
   Increase (decrease) in customer
      deposits                             2,120,769   (582,583)  (896,972)
   Increase (decrease) in income taxes
      payable                                622,720   (609,152)   338,901
                                        ------------   ---------  --------
Net cash provided by (used in)
   operations                              3,484,059   (728,772)  1,258,564
                                        ------------   ---------  ---------
Cash flows from investing activities:
   (Increase) decrease in securities
      available for sale                   (900,000)   (600,000)    804,636
   Capital expenditures                    (187,923)   (216,324)   (96,464)
   Acquisition of business                 (377,500)           0          0
                                        ------------   --------- ----------
Net cash (used in) provided
   by investing activities               (1,465,423)   (816,324)    708,172

Cash flows from financing activities:
   Repayment of debt                       (350,000)   (100,000)  (100,000)
   Repurchase of stock                             0   (295,400)          0
                                         -----------   --------- ----------
Net cash used in financing activities      (350,000)   (395,400)  (100,000)
                                         -----------   --------- ----------
Increase (decrease) in cash and cash
   equivalents                             1,668,636 (1,940,496)  1,866,736
Cash and cash equivalents at beginning
   of year                                 4,590,223   6,530,719  4,663,983
                                         ----------- ----------- ----------
Cash and cash equivalents at end of       $6,258,859  $4,590,223 $6,530,719
   year
                                         ===========  ========== ==========
Supplemental disclosure of cash payments
   made for:
      Interest                               $53,436     $54,862   $67,019
                                         =========== =========== =========
      Income taxes                          $124,022    $985,000  $567,425
                                         =========== =========== ==========

Supplemental disclosure of non-cash
   investing activities:

      On December 21, 1994 as discussed in Note 2, the Company acquired the inventory assets of Hall Processing Systems. The purchase price in 1994 included the issuance of common shares of the Company valued at $300,000 and $657,500 in cash, of which $280,000 was paid in 1995.

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1994, 1993 and 1992

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly-owned subsidiary (the "Company"). All material intercompany transactions have been eliminated.

   OPERATIONS - The Company is in the business of designing and manufacturing material handling equipment for the newspaper industry.

   RESTRICTED CASH - This represents monies held in escrow for possible payment of damages in regards to the former litigation described in Note 13. The monies, plus interest, less escrow agent fees, should be released to the Company on or before April 17, 1995.

   INVENTORIES - Inventories are recorded at a lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

   ACCOUNTS RECEIVABLE AND CUSTOMER DEPOSITS - The majority of the Company's sales are on a contract basis which provides for progress payments. Progress payments are accounted for as customer deposits when received and recorded as sales upon shipment of the equipment.

   GOODWILL - The excess of cost over the fair value of net assets acquired is amortized on a straight-line basis over 17 years.

   RESEARCH AND DEVELOPMENT COSTS - Internal research and development costs are charged to operations as incurred.

   PROPERTY, PLANT AND EQUIPMENT, NET - Property, plant and equipment is carried at cost. Depreciation is computed using straight-line and accelerated methods. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

   INCOME TAXES - Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", issued by the Financial Accounting Standards Board ("FASB"). The adoption of this statement had a cumulative effect of $156,566, thereby increasing income on the consolidated statement of operations for the year ended December 31, 1993. FAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Prior to January 1, 1993, the Company accounted for income taxes for financial statement purposes in accordance with Accounting Principles Board (APB) Opinion No.11, Accounting for Income Taxes.

   RECLASSIFICATIONS - Certain reclassifications have been made to conform to the current year's presentation.

   CASH EQUIVALENTS - The Company considers all highly liquid debt investments purchased with original maturity of three months or less to be cash equivalents.

   SECURITIES AVAILABLE FOR SALE - The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), effective January 1, 1994. Under SFAS 115, the Company is required to classify any debt and marketable equity securities in one of three categories: trading, available for sale, or held for maturity. Securities available for sale are recorded at fair value. Realized gains and losses from the sales of securities are computed using the specific identification method. Unrealized gains and losses, net of the related tax effects, on noncurrent securities are recorded as a separate component of stockholders' equity until realized.

   NET INCOME PER SHARE - Net income per common stock equivalent share has been computed on the basis of the weighted average number of common and common stock equivalent shares outstanding.

   DEFERRED BOND FINANCING COST - Deferred bond financing costs included in other assets is being amortized using a method which approximates the effective yield over the term of issue.

2 ACQUISITION

   In December 1994 and January 1995, the Company purchased all the inventory assets of Hall Processing Systems ("Hall"), in a series of transactions, as well as used equipment and intellectual property (i.e. patents, drawings, etc.) for $1.9 million. This purchase price included $657,500 in cash, a 3-year promissory note in the principal amount of $900,000 and the issuance of 40,000 shares of the Company's common stock valued at $300,000, or $7.50 per share. In connection with the 40,000 shares of Company common stock delivered to Hall in the transaction, Hall may resell to the Company, on December 21, 1997, all of such shares other than shares Hall has sold, or could have sold under Rule 144 during any three month period commencing after December 21, 1997 in which the closing bid price of the common stock remains at or above $6.00 per share for at least ten consecutive business days. The purchase of approximately $900,000 of inventory was concluded in January 1995.

   The purchase has been accounted for by the purchase method in 1994 and the net assets relating to the part of the transaction which closed in December 1994 are included in the Company's December 31, 1994 consolidated balance sheet based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $530,742.

3 SALE OF PATENT AND LICENSE RIGHTS

   In August 1994, the Company sold the rights to manufacture and sell worldwide, except in the United States, its single gripper conveyor system for $190,000. In exchange for granting such right, the Company received $50,000. In addition, the assignee of the right agreed to absorb all warranty expenses incurred at an installation site. The Company had previously accrued a warranty reserve of $140,000 with respect to the installation. This reserve was reversed as part of the recording of the transaction. The Company retains the patent and the right to manufacture and sell the single gripper conveyor system worldwide.

   In December 1994, the Company sold the rights, title and interest in their tray system patent for $900,000. The Company, however, was granted a license to make, use and sell the tilt-tray system for use in the delivery of signatures and newspapers in the publishing and newspaper industries.

4 SECURITIES AVAILABLE FOR SALE

   Securities available for sale are recorded at fair value and consist primarily of United States government obligations and other short-term investments with original maturity dates in excess of 90 days. Non current securities available for sale in the amount of $1,400,000 mature in 1996.

5 INVENTORIES

Inventory consists of the following:

                                         December 31
                              ---------------------------------
                                    1994               1993
                              --------------    ---------------

Raw Material                    $1,842,225         $2,351,477
Work in process                  1,140,590            307,261
Finished goods                     220,446            222,471
                              ------------      -------------
                                $3,203,261         $2,881,209
                              ============      =============

6 INCOME TAXES

      The Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of $156,566 for this change in accounting for income taxes, was included in the consolidated statement of operations for the year ended December 31, 1993. Prior years' financial statements have not been restated.

      The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1994 and 1993 are as follows:

                                                1994         1993
      Deferred tax assets:                      ----         ----
         Warranty reserve                     $116,712    $105,316
         Inventory obsolescence                 79,529       5,348
         Allowance for bad debts               231,990     130,737
         Contract reserves                     374,708     194,725
         Accrued royalties                           0     203,721
         Depreciation                           27,810      54,136
         Vacation accrual                       58,685      53,034
         Unicap                                 61,995      43,495
         ANPA                                   82,346      77,511
         Workman's compensation                 11,560           0
         Other taxes                            86,907      92,589
                                              --------    --------
Total gross deferred tax assets              1,132,242     960,612

         Less valuation allowance                    0           0
                                             ---------    --------
      Net deferred tax assets                1,132,242     960,612

      Deferred tax liability:
         Workman's compensation                      0       (496)
                                            ----------   ---------
      Net deferred tax assets               $1,132,242    $960,116
                                            ==========   =========

Income tax expense (benefit) for the years ended December 31, 1994, 1993, and 1992 is as follows:

      1994                    Current     Deferred    Total
      ----                    -------     --------    -----

      U.S. Federal,         $802,594     ($78,187)  $724,407
      state and local         98,357       (9,581)    88,776
                            --------      --------  --------
                            $900,951     ($87,768)  $813,183
                            ========      ========  ========
      1993
      ----

      U.S. Federal,         $201,769    ($110,412)   $91,357
      state and local         24,726      (13,531)    11,195
                            --------      --------  --------
                            $226,495    ($123,943)  $102,552
                            ========      ========  ========
      1992
      ----

      U.S. Federal,         $769,539    ($407,628)  $361,911
      state and local        131,729      (69,777)    61,952
                            --------      --------  --------
                            $901,268    ($477,405)  $423,863
                            ========      ========  ========

Reconciliation of the statutory Federal income tax rate and the Company's effective rate for the years ended December 31, 1994, 1993 and 1992 are as follows:

                    1994                  1993                1992
            ------------------      ------------------    -------------
                        % of                  % of                % of
                        pretax                pretax              pretax
              Amount    earnings    Amount    earnings    Amount  earnings

Federal
  tax rate  $744,392     34.0%     $90,821     34.0%     $374,985  34.0%
State and
  local taxes,
  net of
  federal
  income tax
  benefit     58,592      2.7%       7,389      2.8%       40,888   3.7%
Other         10,199      0.4%       4,342      1.6%        7,990   0.7%
            -------------------   ------------------    ----------------
            $813,183     37.1%    $102,552     38.4%     $423,863  38.4%
            ===================   ==================    ================

In 1992, the Company utilized approximately $61,000 of net operating loss carryforwards for financial reporting purposes. As of December 31, 1992, the Company had no remaining net operating loss carryforwards for financial reporting purposes.

7 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consists of the following:

                                         December 31
                              ---------------------------------  ESTIMATED
                                    1994             1993        USEFUL
                              --------------------------------   LIVES
Land                              $500,500          $500,500
Building and Building
   improvements                  1,655,940          1,655,940    31.5  Years
Machinery                          715,053            659,873    5.0   Years
Furniture and Fixtures             143,438            139,818    5.0   Years
Computer Equipment                 379,995            250,872    5.0   Years
Automobiles                         34,561             34,561    5.0   Years
                              ----------------  ---------------
                                $3,429,487         $3,241,564
                              ----------------  ---------------

Less: Accumulated depreciation
   and amortization
                                 1,402,641          1,254,976
                              ----------------  ---------------
                                $2,026,846         $1,986,588
                              ================  ===============

8 LONG-TERM DEBT

      On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds with a balance of $1,450,000 at December 31, 1994. The proceeds from this borrowing were used to refinance the $1,925,000 purchase price of the Company's administrative and manufacturing facility on May 16, 1988 and to replenish funds used for building improvements and new equipment. The Bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 3.2% and 2.8% during 1994 and 1993, respectively. The bonds are payable in installments of $100,000 in years 1995 through 2007 and $400,000 in 2008. The letter of credit securing the Company's obligation expires September 16, 1998.

9 OTHER ACCRUED LIABILITIES

                                        December 31
                              ---------------------------------
                                    1994                 1993
                              ----------------  ---------------

Professional fees                  323,250            122,547
Warranty reserve                   422,558            284,636
Provision for taxes other
   than income                     234,885            364,574
Contract provision               1,012,723            523,950
Accrued royalties (Note 13)              0            550,598
Other                              222,151            108,315
                              ----------------  ---------------
                                $2,215,567         $1,954,620
                              ================  ===============

      The Company's warranty reserves are determined based on the Company's experience with customers' claims arising from the sale of defective merchandise. Currently, the Company reserves 1 1/2% of its contract sales revenue for warranty expense. Amounts included in these reserves were charged to selling expense.

10 SHAREHOLDERS' EQUITY

      Stock Options - The Company has adopted an Incentive Stock Option Plan that is open to participation by employees of the Company and the Company's wholly-owned subsidiary, Quipp Systems, Inc. ("Quipp Systems"). The exercise price for options granted under the plan is at least 100% of the fair market value of the shares on the date the option is granted. Options may be granted under the plan to purchase a maximum of 225,000 shares of Common Stock. In 1990, options to purchase 125,000 shares were granted to two of the Company's executives at an exercise price of $1.75 per share. The options expire on March 21, 2000.

      Stock Appreciation Rights Plan - Effective August 1, 1987, the Company adopted a Stock Appreciation Rights Plan for officers and other managerial employees. The Plan provides, among other things, incentive compensation based upon appreciation in the market value of the Common Stock of the Company. Vesting of share units occurs in equal increments over a five-year period. Payments can be made annually or deferred until not later than the end of the five year period, or such longer period as may be approved by the Board of Directors. No more than 100,000 share units may be issued pursuant to the Plan No share units were awarded in 1994 or 1993. In 1992, 8,500 share units were awarded. The compensation expense relating to the plan was $132,997, $24,442 and $38,400 in 1994, 1993, and 1992, respectively.

      As a result of the part of the acquisition of Hall assets, discussed in
Note 2, that closed in December 1994, shareholders' equity as of December 31, 1994 reflects common stock subscribed in the amount of $300,000 for the shares issued by the Company in 1995 to Hall Processing Systems. During the first quarter of 1995, the Company reclassified this amount upon the issuance of the stock and recorded the $400 to common stock at par value and the remainder of $299,600 to additional paid-in capital.

      In May 1993, the Board of Directors of the Company authorized a stock repurchase program, pursuant to which a maximum of $500,000 could be utilized through May 1994 to repurchase shares of the Company's Common Stock. During 1993, the Company purchased 68,700 shares for an aggregate purchase price of $295,400. No additional repurchases were made through the end of the repurchase period.

11 MAJOR CUSTOMERS

      The Company sells a substantial portion of its products to newspaper publishers in the United States; however, foreign sales accounted for 11%, 20% and 26% of total revenue in 1994, 1993 and 1992, respectively. The San Diego Union and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's sales in 1994. The Sacramento Bee and the San Bernardino Sun each accounted for approximately 10% of the Company's revenues in 1993. Fox Valley Press, Seiken Graphics, Inc. and the San Bernardino Sun accounted for approximately 15%, 14% and 12%, respectively, of the Company's sales in 1992.

12 EMPLOYEE BENEFIT PLAN

      Effective January 1, 1992, the Company adopted the Quipp Systems Employee Savings and Investment Plan (the Plan). The Plan is a defined contribution plan which covers substantially all full-time employees. The plan permits eligible employees to contribute to the Plan up to 10% of annual compensation subject to the maximum allowable contribution limits of Sections 415, 401(K) and 404 of the Internal Revenue Code. The Company makes a matching contribution to the Plan equal to 25% of the first 4% of compensation contributed by each participant. The amount contributed by the Company in 1994 and 1993 was $36,357 and $23,000 respectively. The administrative expenses of the Plan are paid by the Company as sponsor.

13 CONTINGENCIES

      On March 16, 1990, Ferag AG, a Swiss Corporation ("Ferag"), filed a complaint against the Company in the United States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims of two patents held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injunction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court may deem just and proper. The Company argued that plaintiff's patent is invalid due to violation of U.S. patent rules and, separately, that the Company's design does not infringe the provision of the patent. On September 15, 1993, the Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals for the Federal Circuit reversed the judgement of the United States Court for the Southern District of Florida. As a result, the Company reversed amounts previously accrued for the possible payment of damages of $550,598, by reducing selling, general and administrative expenses as of December 31, 1994.

      In conjunction with the Hall transaction as discussed in note 2, the Company has a commitment to repurchase 40,000 common shares from Hall Processing Systems, Inc. at a buy-back price of $6.00 per share on December 31, 1997 at the option of Hall.

Item 9. Changes in and Disagreements With Accountants on Accounting and
- - - -----------------------------------------------------------------------
Financial Disclosure
- - - --------------------

      Not applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
- - - -----------------------------------------------------------

      This information (other than the information relating to executive officers included in Part I) will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 11.  Executive Compensation
- - - --------------------------------

      This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management
- - - -----------------------------------------------------------------------

      This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

Item 13. Certain Relationships and Related Transactions
- - - -------------------------------------------------------

      This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
- - - -----------------------------------------------------------------------

(a)   1       Financial Statements - See "Index to Financial Statements"

      2 The following financial statement schedules for the years 1994, 1993 and 1992 are submitted herewith:

                     All schedules are omitted because they are inapplicable.

      3       Exhibits

              2 Asset Purchase Agreement, dated December 21, 1994, among the Registrant, Quipp Systems, Inc., Hall Systems Inc., Goss Processing Systems, Inc., and Hall Processing Systems.

              3.1    Articles of Incorporation, as amended and restated.

                     (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

              3.2    By-Laws, as amended (Incorporated by reference to Exhibit
                     3.2 to the Registrant's Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

              10.2.1 Loan Agreement between Dade County Industrial Development
                     Authority and Quipp, Inc. dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.2 Indenture of Trust between the Dade County Industrial
                     Development Authority and Mellon Bank, N.A. dated as of October 31, 1988. (Incorporated by reference to Exhibit
                     10.4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.3 Specimen Bond - Dade County Industrial Development
                     Authority. (Incorporated by reference to Exhibit 10.4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.4 Copy of Promissory Note, dated as of October 4, 1988, from
                     Quipp, Inc. to Dade County Industrial Development Authority. (Incorporated by reference to Exhibit 10.4.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.5 Reimbursement Agreement among NCNB National Bank of North
                     Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988 (Incorporated by reference to Exhibit
                     10.4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.6 Mortgage and Security Agreement from Quipp, Inc. to NCNB
                     National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.7 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988. (Incorporated by reference to Exhibit
                     10.4.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB National Bank of North Carolina dated as of October 1, 1988. (Incorporated by reference to Exhibit
                     10.4.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

              10.2.9 Letter Agreement dated March 26, 1992 between NCNB National
                     Bank of North Carolina and the Registrant dated March 27, 1991. (Incorporated by reference to Exhibit 10.3.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

              *10.3 Quipp, Inc. 1990 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, filed with the Commission on May 7,1990).

              *10.4 Quipp, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                     1987).

              *10.5 Restated Employment Agreement, dated May 1, 1993, between Quipp, Inc. and James E. Pruitt (Incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

              *10.6 Restated Employment Agreement, dated May 1, 1993, between Quipp Systems, Inc. and Louis D. Kipp (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1993).

              *10.7 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on form 10-K for the fiscal year ended December 31, 1993).

               11    Schedule of Computation of Net Income Per Share.

               22 Subsidiary of the Registrant. (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

               23    Consent of KPMG Peat Marwick LLP.

               27    Financial Data Schedule

- - - -------------------------------------------

      * Constitutes management contact or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          QUIPP, INC.

Date: March 30, 1995                      By:   s\ James E. Pruitt
                                                ------------------------------
                                                James E. Pruitt, President and
                                                Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                         Date


s\ James E. Pruitt            Principal Executive           March 30, 1995
- - - ------------------------      Officer and Director
JAMES E. PRUITT

s\ Ralph M. Branca            Director                      March 30, 1995
- - - -----------------------
RALPH M. BRANCA

s\ Jack D. Finley             Director                      March 30, 1995
- - - ------------------------
JACK D. FINLEY

s\                            Director                      March 30, 1995
- - - -----------------------
CRISTINA H. KEPNER

s\ William L. Rose            Director                      March 30, 1995
- - - ------------------------
WILLIAM L. ROSE

s\ Louis D. Kipp              Principal Financial           March 30, 1995
- - - ------------------------      Officer
LOUIS D. KIPP

s\ Charlotte Porro            Principal Accounting          March 30, 1995
- - - -----------------------       Officer
CHARLOTTE PORRO


                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

Exhibits

            2 Asset Purchase Agreement, dated December 21, 1994, among the Registrant, Quipp Systems, Inc., Hall Systems Inc., Goss Processing Systems, Inc., and Hall Processing Systems.

            3.1 Articles of Incorporation, as amended and restated. (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

            3.2     By-Laws, as amended (Incorporated by reference to Exhibit
                    3.2 to the Registrant's Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

            10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc., dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.2 Indenture of Trust between the Dade County Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988. (Incorporated by reference to Exhibit
                    10.4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.3 Specimen Bond - Dade County Industrial Development Authority. (Incorporated by reference to Exhibit 10.4.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.4 Copy of Promissory Note, dated as of October 4, 1988, from Quipp, Inc. to Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.5 Reimbursement Agreement among NCNB National Bank of North Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988. (Incorporated by reference to Exhibit
                    10.4.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.6 Mortgage and Security Agreement from Quipp, Inc. to NCNB National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.7 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB National Bank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.2.9 Letter Agreement dated March 26, 1992 between NCNB National Bank of North Carolina and the Registrant dated March 27, 1991. (Incorporated by reference to Exhibit 10.3.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

            10.3 Quipp, Inc. 1990 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, filed with the Commission on May 7,
                    1990).

            10.4 Quipp, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                    1987).

            10.5 Restated Employment Agreement, dated May 1, 1993, between Quipp, Inc. and James E. Pruitt (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

            10.6 Restated Employment Agreement, dated May 1, 1993, between Quipp Systems, Inc. and Louis D. Kipp (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

            10.7 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

            10.8 Asset Purchase Agreement, dated December 21, 1994, among the Registrant, Quipp Systems, Inc., Hall Systems Inc., Goss Processing Systems, Inc., and Hall Processing Systems.

            11      Schedule of Computation of Net Income Per Share.

            22 Subsidiary of the Registrant. (Incorporated by reference to Exhibit 22 to the Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

            23      Consent of KPMG Peat Marwick LLP.

            27      Financial Data Schedules