Form 10-Q
period 1995-03-31
QUIPP INC
filed 1995-05-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1995
                              ---------------------------------

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----
EXCHANGE ACT OF 1934


For the transition period from                           to
                             ---------------------------   --------------------


Commission file number      0-14870
                        ----------------

                                   QUIPP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Florida                                           59-2306191
- -------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                  No.)


                 4800 N.W. 157th Street, Hialeah, Florida  33014
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code    (305) 623-8700
                                                      --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes    X    .  No         .
         --------      --------

The number of shares of the registrant's common stock, $.01 par value, outstanding at April 30, 1995 was 1,569,465.

                                   QUIPP, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



PART I - FINANCIAL INFORMATION

Consolidated Balance Sheets - March 31, 1995 and
      December 31, 1994

Consolidated Statements of Operations - three months ended March 31, 1995 and 1994

Consolidated Statements of Cash Flows - three months ended March 31, 1995 and 1994

Notes to Consolidated Financial Statements
      Management's Discussion and Analysis of Consolidated
       Financial Condition and Results of Operations




PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                         PART I - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                              March 31,         December 31,
                                                1995               1994

                                             -----------       -----------

                                             (Unaudited)    (Summarized from

                                                         audited financial
            ASSETS                                             statements)

Current Assets:
   Cash and cash equivalents                 $6,580,730          $8,782,624
   Accounts receivable                        3,565,480           2,621,229
   Inventories                                5,034,919           3,203,261
   Other current assets                       1,729,034           1,275,128
                                            -----------         -----------
      Total current assets                   16,910,163          15,882,242
                                            -----------         -----------
Property, plant and equipment, net            2,031,306           2,026,846
                                            -----------         -----------
Other assets                                  1,028,648           1,432,744
                                            -----------         -----------
                                            $19,970,117         $19,341,832
                                            ===========         ===========


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                          $2,435,320          $1,353,719
   Other accrued liabilities                  4,454,867           6,090,479
                                            -----------         -----------
      Total current liabilities               6,890,187           7,444,198
                                            -----------         -----------
Long-term debt                                1,950,000           1,350,000
                                            -----------         -----------
   Total liabilities                          8,840,187           8,794,198
                                            -----------         -----------
Stockholders' Equity:
   Common stock-par value $.01 per share;
      authorized 3,000,000 shares, issued
      1,569,765 shares                           15,695              14,695
   Additional paid-in capital                 5,000,090           4,596,090
   Retained earnings                          6,409,545           5,932,249
   Common stock subscribed                            0             300,000
   Less treasury stock 68,700 shares,         (295,400)           (295,400)
      at cost                               -----------         -----------
Total stockholders' equity                  $11,129,930         $10,547,634
                                            -----------         -----------
                                            $19,970,117         $19,341,832
                                            ===========         ===========


See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                               Three Months Ended March 31

                                               1995                 1994

Sales                                        $5,190,381          $2,929,298
Cost of sales                                 3,505,056           1,927,234
                                           ------------        ------------
   Gross profit                               1,685,325           1,002,064
                                           ------------        ------------

Selling, general and
   administrative expenses                      914,069             873,557
Research and development                         45,055             137,037
                                           ------------        ------------
                                                959,124           1,010,594
                                           ------------        ------------
Operating income (loss)                         726,201             (8,530)

Other income (expenses):
   Interest income                               53,692              36,966
   Interest expense                            (14,995)            (13,134)
                                           ------------        ------------
                                                 38,697              23,832

Income before income taxes                      764,898              15,302

Income taxes                                    287,602               5,754
                                           ------------        ------------
Net income                                      477,296               9,548
                                           ============        ============

Net income per share                               $.30               $0.01
                                           ============        ============

Weighted average number of
   shares outstanding                         1,617,336           1,546,600
                                           ============        ============



See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                               Three Months Ended March 31

                                               1995                 1994
                                            -----------         -----------


Net cash provided by (used for) operations     $477,296              $9,548

Cash inflows (outflows) from investment
   in property, plant and equipment         (1,096,748)           (438,999)
                                            -----------         -----------

Decrease in cash                              (619,452)           (429,451)

Cash at beginning of year                       744,770             289,316
                                            -----------         -----------

Cash at March 31                                125,318          ($140,135)
                                            ===========         ===========

Supplemental disclosure of
   cash payments made for:
   Interest                                     $25,878             $26,104
   Income taxes                                $697,600            $224,500




See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

   The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. All material intercompany transactions and balances have been eliminated.

   The results of operations for the three month period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  INVENTORIES

   Inventories at March 31, 1995 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 1995 and December 31, 1994 is as follows:



                                           March 31,           December 31,
                                             1995                  1994
                                          ----------             ----------

   Raw materials                         $3,032,810              $1,842,225
   Work in process
                                          1,728,222               1,140,590
   Finished goods
                                            273,887                 220,446
                                          ----------             ----------
                                          $5,034,919             $3,203,261
                                          ==========             ==========

                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Three Months 1995 vs. 1994
- --------------------------

   Sales for the three months ended March 31, 1995 increased to $5,190,381 compared to $2,929,298 in the corresponding period in 1994. However, gross profit as a percentage of sales decreased to 32.5% in 1995 from 34.2% in 1994 due to the Company's determination, based on previous experience, to adjust its reserve to cost of goods sold.

   Selling, general and administrative expenses for the three months ended increased to $914,069 compared to $873,557 in the corresponding period in 1994. This increase is due to increased expenses resultant from the acquisition of Hall Processing Systems. See the Company's Annual Report on Form 10-K for further discussion of the purchase.

   Research and development expense decreased to $45,055 in 1995 compared to $137,037 in 1994. This decrease reflects less R&D activity as compared to the same period of the previous year. However, the Company plans to commence several projects during the remainder of 1995 and anticipates that R&D expendatures will increase accordingly.

   Interest income increased $16,726 due to the increase in the Company's cash investments. Interest expense remained relatively constant, reflecting the reduced principal balance of the Company's long-term debt, offset by the effect of increased interest rates.

General
- -------

   The Company's backlog as of March 31, 1995 was approximately $9,136,366 compared to $2,347,517 at March 31, 1994. The Company expects to ship all backlog within the next twelve months.

Liquidity
- ---------

   The Company believes that its cash and cash equivalents of $6,580,730 on March 31, 1995 are adequate to support the Company's operations at its current level.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
- --------------------------

      Reference is made to the disclosure contained in Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. The funds in the escrow account were returned to the Company in April, 1995.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          QUIPP, INC.

Date:   May 15, 1995                      By: \s Ralph M. Branca
                                          ----------------------
                                          Ralph M. Branca
                                          President and Chief Executive
                                          Officer



                                          By: \s Louis D. Kipp
                                          -----------------------
                                          Louis D. Kipp
                                          Treasurer (Principal Financial
                                          Officer)