Form 10-Q
period 1995-06-30
QUIPP INC
filed 1995-08-14
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q


(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1995

OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


For the transition period from           to


Commission file number      0-14870
                  ----------------

                                   QUIPP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Florida                                     59-2306191
-------------------------------                 ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                 4800 N.W. 157th Street, Hialeah, Florida  33014
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code    (305) 623-8700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


            PAGE

      Yes    X          No
         --------      --------

The number of shares of the registrant's common stock, $.01 par value, outstanding at July 31, 1995 was 1,569,465.













                                   QUIPP, INC.
                                     INDEX
                                  ------------


PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statments

Consolidated Balance Sheets - June 30, 1995 and
      December 31, 1994

Consolidated Statements of Operations - three and six months ended June 30, 1995 and 1994

Consolidated Statements of Changes in Stockholders' Equity - six months ended June 30, 1995 and 1994

Consolidated Statements of Cash Flows - six months ended June 30, 1995 and 1994

Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Consolidated
            Financial Condition and Results of Operations




PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

            PAGE

Item 6.     Exhibits and Reports on Form 8-K







                         PART I - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                             June 30,       December 31,
                                               1995             1994
                                             -----------    -----------
                                             (Unaudited)    (Summarized from
                                                            audited financial
          ASSETS                                            statements)

Current Assets
     Cash and cash equivalents               $ 4,446,958         $ 8,782,624
     Accounts receivable                       4,991,832           2,621,229
     Inventories                               5,568,591           3,203,261
     Other current assets                      1,687,618           1,275,128
                                             -----------         -----------
          Total current assets                16,694,999          15,882,242
                                             -----------         -----------
Property, plant and equipment, net             2,018,586           2,026,846
                                             -----------         -----------
Other assets                                     636,303           1,432,744
                                             -----------         -----------
                                             $19,349,888         $19,341,832
                                             ===========         ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                        $ 3,212,263         $ 1,353,719
     Other accrued liabilities                 2,394,196           6,090,479
                                             -----------         -----------
          Total current liabilities            5,606,459           7,444,198
                                             -----------         -----------
Long-term debt                                 1,950,000           1,350,000
                                             -----------         -----------
     Total liabilities                         7,556,459           8,794,198
                                             -----------         -----------
Stockholders' Equity
     Common stock-par value $.01 per share;
          authorized 3,000,000 shares, 1,678,165
          and 1,538,165 shares issued and 1,609,465
          and 1,469,465 shares outstanding        16,095               14,695

          PAGE

     Additional paid-in capital                5,069,690           4,596,090
     Retained earnings                         7,003,044           5,932,249
     Common stock subscribed                           0             300,000
     Less treasury stock 68,700 shares,         (295,400)           (295,400)
          at cost                            -----------         -----------
Total stockholders' equity                     11,793,429            10,547,634
                                             -----------         -----------
                                              $19,349,888           $19,341,832
                                             ===========         ===========

See accompanying notes to the consolidated financial statements








                                                    QUIPP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (Unaudited)
                                  Three Months Ended June 30,                Six Months Ended June 30,
                                    1995            1994                         1995            1994
                                  --------------------------                 -------------------------
Sales                             $5,737,277       $3,444,849                $10,927,658      $6,374,147
Cost of sales                      3,907,599        2,270,485                  7,412,655       4,197,719
                                  ------------     ------------              -------------    ---------
     Gross profit                  1,829,678        1,174,364                  3,515,003       2,176,428
                                  -----------      ------------              -------------    ----------

Selling, general and
 administrative expenses            1,036,843           890,354                1,950,912       1,763,911
Research and development               18,145           141,321                   63,200         278,358
                                  ------------     ------------              -------------    ----------
                                   1,054,988        1,031,675                  2,014,112       2,042,269
                                  ------------     ------------              -------------    ----------
Operating income                     774,690          142,689                  1,500,891           134,159

Other income, net                     82,207           37,511                    120,904          61,343
                                  ------------     ------------              -------------    ------------
Income before income taxes           856,897          180,200                  1,621,795         195,502

Income taxes                         263,398           67,755                    551,000          73,509
                                  ------------     ------------              -------------    ------------
Net income                          $593,499         $112,445                 $1,070,795       $121,993
                                  ============     ============              ============     ============
Net income per share                    $.37            $0.07                      $0.67           $0.08
                                  ============     ============              ============     ============

                 PAGE





Weighted average number of
     shares outstanding            1,623,578         1,536,555                 1,610,218       1,536,555
                                  ============     ============              =============    ============



See accompanying notes to the consolidated financial statements



                                                    QUIPP, INC. AND SUBSIDIARY
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                          For the Six Months Ended June 30, 1995 and 1994
                                                                     Additional
                                    Common          Stock            Paid-in           Retained
                                    Shares          Amount           Capital           Earnings
                                   -------          ------           ----------       ---------
Balance, December 31, 1993        1,469,465        $14,695          $4,596,090       $4,556,043
Net income                                                                              121,993
                                  ---------         ------           ---------        ---------
Balance, June 30, 1994            1,469,465         14,695           4,596,090        4,678,036
                                  =========         ======           =========        =========

Balance, December 31, 1994        1,469,465         14,695           4,596,090        5,932,249
Net income                                                                            1,070,795
Issuance of Common
    Stock Subscribed                 40,000            400             299,600
Exercise of Stock
    Options                         100,000          1,000             174,000
                                  ---------         ------           ---------        ---------
                                  1,609,465         16,095           5,069,690        7,003,044
                                  =========         ======           =========        =========



                                   Common              Treasury Stock
                                   Stock                  at Cost
                                   Subscribed       Shares            Amount            Total
                                  -----------       ------          ----------        ---------

Balance, December 31, 1993                          68,700          $(295,400)       $8,871,428
Net income                                                                              121,993
                                  ---------         ------           ---------        ---------
Balance, June 30, 1994               -0-            68,700           (295,400)        8,993,421
                                  =========         ======           =========        =========

Balance, December 31, 1994          300,000         68,700           (295,400)       10,547,634
Net income                                                                            1,070,795

                 PAGE





Issuance of Common
    Stock Subscribed               (300,000)
Exercise of Stock
    Options                                                                             175,000
                                  ---------         ------           ---------        ---------
                                     -0-            68,700           (295,400)       11,793,429
                                  =========         ======           =========       ==========










                                             QUIPP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                                    (Unaudited)




                                           Three Months Ended June 30
                                             1995              1994
                                           -----------      -----------


Net cash provided by operation               $1,070,795        $121,993

Cash inflows (outflows) from investment
     in property, plant and equipment       (868,606)         (239,480)
                                           -----------      -----------

Increase <Decrease>in cash                    202,189         (117,487)

Cash, at beginning of year                    744,770          289,316
                                           -----------      -----------

Cash, at June 30                              $946,959        $171,829
                                           ===========      ===========

Supplemental disclosure of
     cash payments made for:
     Interest                                  $30,653         $26,104
     Income taxes                             $697,600        $224,500





                 PAGE

See accompanying notes to the consolidated financial statements

*Excluding current securities available for sale

















                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1994, in conformity with generally accepted accounting principles (GAAP) and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of June 30, 1995, and the results of its operations, the changes in its stockholders' equity and cash flows for the three and six months ended June 30, 1995 and 1994. All significant intercompany transactions have been eliminated.

The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year of 1995.

NOTE 2:  INVENTORIES

Inventories at June 30, 1995 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1995 and December 31, 1994 is as follows:


                                                                     June 30,                 December 31,
                                                                       1995                      1994

                                                                    ----------                ----------

         Raw materials                                              $3,175,967                $1,842,225
         Work in process                                             2,043,234                1,140,590
         Finished goods                                                349,390                   220,446
                                                                    ----------                ----------
                                                                    $5,568,591                $3,203,261
                                                                    ==========               ==========

Inventories as of June 30, 1995 have increased as compared to those at December 31, 1994 partly as a result of the "Hall Acquistion", which consisted of the Company purchasing substantially all of the assets utilized by Hall Processing Systems in the manufacture and design of stackers, conveyor systems, wrappers and other related equipment (see further discussion of this transaction in the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

NOTE 3:  LITIGATION

On  March 16, 1990, Ferag AG,  a Swiss Corporation ("Ferag"),  filed a complaint against the Company in the Unites States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims of two patents held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injuction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court may deem just and proper. The Company argued that plaintiff's patent is invalid due to violation of U.S. patent rules, and separately that the Company's design does not infringe the provision of the patent. On September 15, 1993, the Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals for the Federal Circuit reversed the judgement of the United States Court for the Southern District of Florida. Ferag, AG has filed a writ of certiorari with the Supreme Court, which has not yet determined whether or not to grant certiorari.






                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

THREE AND SIX MONTHS ENDED 1995 VS 1994

            PAGE

Sales for the three and six months ended June 30, 1995, increased to $5,737,277 compared to $3,444,849 and $10,927,658 compared to $6,374,147, for the corresponding periods in 1994. The increase in sales reflects greater demand caused partially by the "Hall Acquisition", as well as increased part sales. Gross profit as a percentage of sales decreased to 32% in 1995 from 34% in 1994 due to lower margins relating to a large order and retooling in connection with the production of equipment formerly manufactured by Hall Processing Systems. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 for further discussion of the "Hall Acquisition" as defined in Note 2 in the Consolidated Financial Statements included herein.

Selling, general and administrative expenses for the three and six months ended June 30, 1995, increased to $1,036,843 compared to $890,354 and $1,950,912 compared to $1,763,911 for the corresponding periods in 1994. These increases are mainly attributable to the increased sales volume and the impact of the recently made acquisition. Nevertheless, as a percentage of sales, selling, general and administrative expenses decreased to 18% for the three and six months ended June 30, 1995, as compared to 26% and 28% in the corresponding periods in 1994.

Research and development expenses for the three and six months ended June 30, 1995, decreased to $18,145 compared to $141,321, and $63,200 compared to $278,358, for the corresponding periods in 1994. This decrease reflects less R&D activity as compared to the same period of the previous year and the utilization of engineering resources to accomodate increased sales. As a result, the Company hired two additional engineers and has planned the commencement of certain projects in the third quarter of 1995. Thus, the Company anticipates that R&D expenditures will increase during the remainder of 1995 accordingly.

Other income and expense, net, for the three and six months ended June 30, 1995, increased $44,696 and $59,561 as compared to the corresponding periods in 1994 as a result of a slight increase in interest rates. Interest expense remained relatively constant.

General
-------

The Company's backlog as of June 30, 1995 was approximately $6,036,984 compared to $2,347,517 at June 30, 1994. The Company expects to ship all backlog within the next twelve months.

Liquidity
---------

The Company believes that its cash and cash equivalents of $4,446,958 on June 30, 1995 are adequate to support the Company's operations at its current level.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

            PAGE

--------------------------

As noted in the Company's Annual Report on Form 10-K, the Court of Appeals for the Federal Circuit reversed the lower court judgement that the Company infringed Ferag AG's patent. The Company funds held in an escrow account (in connection with this litigation) were returned to the Company in April 1995. Ferag AG has filed a writ of certiorari with the Supreme Court, which has not yet determined whether or not to grant certiorari.

Item 4.     Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

On May 11, 1995, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of the five members of the Board of Directors and on ratifiction of the appointment of KPMG Peat Marwick as independent public accountants to examine the financial statements of the Company for its 1995 fiscal year.

The voting results on the two matters are set forth below:

1.    Election of Directors:
      ---------------------

      Name of Nominee         Votes For   Votes Withheld
      ---------------         ----------  --------------

      Ralph M. Branca         1,351,025        500

      Jack D. Finley          1,351,025        500

      James E. Pruitt         1,304,450     49,500

      William L. Rose         1,351,025        500

      Cristina H. Kepner      1,351,025        500

2.    Ratification of Appointment of KPMG Peat Marwick:
      ------------------------------------------------

                        Votes For   Votes Against     Absentions
                        ---------   -------------     ----------
                        1,350,375        750         400

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits

      Exh. #
      ------

        3         Bylaws of the Registrant (adopted July 18, 1995)

            PAGE

       27         Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                QUIPP, INC.

                                                Date:   August 14, 1995
                                                By: s\ Ralph M. Branca
                                                ----------------------
                                                Ralph M. Branca
                                                President and Chief Executive
                                                Officer



                                                By: s\ Louis D. Kipp
                                                -----------------------
                                                Louis D. Kipp
                                                Treasurer (Principal Financial
                                                Officer)



                                  EXHIBIT INDEX



PAGE
 3    BY-LAWS

27    FINANCIAL DATA SCHEDULE








            PAGE