Form 10-Q
period 1995-09-30
QUIPP INC
filed 1995-11-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                    FORM 10-Q


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
____



For the quarterly period ended            September 30, 1995
                                    -------------------------

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


For the transition period from                           to
                                         -------------      -----------------


Commission file number      0-14870
                          ----------------

                                   QUIPP, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Florida                               59-2306191
-------------------------------          --------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


                 4800 N.W. 157th Street, Hialeah, Florida  33014
                -------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code    (305) 623-8700

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

The number of shares of the registrant's common stock, $.01 par value, outstanding at October 31, 1995 was 1,609,465.








                                   QUIPP, INC.
                                     INDEX
                                  ------------



PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

Consolidated Balance Sheets - September 30, 1995 and
      December 31, 1994

Consolidated Statements of Operations - three and nine months ended September 30, 1995 and 1994


Consolidated Statements of Changes in Stockholders' Equity - nine months ended September 30, 1995 and 1994

Consolidated Statements of Cash Flows - nine months ended September 30, 1995 and 1994


Notes to Consolidated Financial Statements

Item 2.     Management's Discussion and Analysis of Consolidated

            Financial Condition and Results of Operations




PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,             December 31,
                                                              1995                      1994
                                                          -------------             -----------
                                                           (Unaudited)            (Summarized from
                                                                                    audited financial
                 ASSETS                                                             statements)

Current Assets
         Cash and cash equivalents                                    $ 5,382,799               $  8,782,624
         Accounts receivable                                            6,095,279                  2,621,229
         Inventories                                                    4,498,525                  3,203,261
         Other current assets                                           1,525,883                  1,275,128
                                                                     -------------             -------------
                 Total current assets                                  17,502,486                 15,882,242
                                                                     -------------             --------------
Property, plant and equipment, net                                      1,956,696                  2,026,846
                                                                     -------------              -------------
Other assets                                                              892,066                  1,432,744
                                                                     -------------              ------------
                                                                      $20,351,248               $ 19,341,832
                                                                     ============             ==============


                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable                                             $ 2,489,416                $1,353,719
         Other accrued liabilities                                      3,588,515                 6,090,479
                                                                      -----------               -----------
                 Total current liabilities                              6,973,030                 7,444,198
                                                                      -----------               -----------
Long-term debt                                                          1,950,000                 1,350,000
                                                                      -----------               -----------
         Total liabilities                                              8,027,931                 8,794,198
                                                                      -----------               -----------
Stockholders' Equity
         Common stock-par value $.01 per share;
                 authorized 3,000,000 shares, 1,678,165
                 and 1,538,165 shares issued and 1,609,465
                 and 1,469,465 shares outstanding                          16,095                    14,695
         Additional paid-in capital                                     5,069,690                 4,596,090
         Retained earnings                                              7,532,932                 5,932,249
         Common stock subscribed                                                0                   300,000
         Less treasury stock 68,700 shares,                              (295,400)                (295,400)
                 at cost                                               -----------               -----------
Total stockholders' equity                                              12,323,317              10,547,634
                                                                       -----------                -----------
                                                                       $20,351,248              19,341,832
                                                                     ===========                ===========

See accompanying notes to the consolidated financial statements

                        QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three Months Ended September 30,           Nine Months Ended September 30,
                                     1995             1994                      1995             1994
                                  --------------------------------           -------------------------------

Sales                             $5,819,482       $4,715,914                $16,747,140       11,090,060
Cost of sales                      3,846,689        3,168,663                 11,259,344        7,366,382
                                  -----------      -----------               -----------      -----------

     Gross profit                  1,972,793        1,547,251                 5,487,796         3,723,678
                                   ----------      -----------               -----------      -----------

Selling, general and
     administrative expenses       1,076,500          880,475                 3,027,412         2,644,386
Research and  development             63,370           62,737                   126,570           341,095
                                  -----------       ----------               ----------        ----------
                                   1,139,870          943,212                 3,153,982         2,985,481
                                  -----------       ----------               ----------        -----------
Operating income                     832,923          604,039                 2,333,814           738,197

Other income and expense, net         97,474           44,134                  218,378            105,477
                                  -----------       ----------               -----------       -----------
Income before income taxes           930,397          648,173                 2,552,192           843,674

Income taxes                         400,509          237,200                   951,509           310,708
                                  -----------       ----------               -----------       -----------
Net income                          $529,888         $410,973                $1,600,683          $532,966
                                  ===========       ==========               ===========       ===========
Net income per share                   $0.32            $0.27                      $0.99            $0.35
                                   ===========      ==========               ===========       ===========

Weighted average number of
     shares outstanding            1,631,017        1,526,530                 1,624,040         1,526,782
                                  ===========       ==========               ===========       ===========



See accompanying notes to the consolidated financial statements





                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 1995 and 1994


                                                                     Additional
                                         Common  Stock               Paid-in                   Retained
                                    Shares          Amount           Capital                   Earnings
                                   -------         ------            ----------                ---------

Balance, December 31, 1993        1,469,465        $14,695          $4,596,090                $4,556,043
Net income                                                                                       532,966
                                  ---------        -------           ---------                ----------
Balance, September 30, 1994       1,469,465         14,695           4,596,090                 5,089,009
                                  =========         ======           =========                ==========

Balance, December 31, 1994        1,469,465         14,695            4,596,090               5,932,249
Net income                                                                                    1,600,683
Issuance of Common
    Stock Subscribed                 40,000            400              299,600
Exercise of Stock
    Options                      100,000                1,000                 174,000
                                  ---------        -------            ---------               ---------
Balance, September 30, 1995       1,609,465         16,095            5,069,690               7,532,932
                                  =========        =======            =========               =========



                                   Common             Treasury Stock
                                   Stock                  at Cost
                                   Subscribed       Shares            Amount            Total
                                  -----------       ------            ----------      ----------

Balance, December 31, 1993                          68,700          $(295,400)       $ 8,871,428
Net income                                                                               532,966
                                  ---------         ------           ---------       -----------
Balance, September  30, 1994        -0-             68,700          $(295,400)       $ 9,404,394
                                  =========         ======          =========        ===========

Balance, December 31, 1994          300,000         68,700           (295,400)        10,547,634
Net income                                                                             1,600,683
Issuance of Common
    Stock Subscribed               (300,000)
Exercise of Stock
    Options                                                                              175,000
                                  ---------         ------           ---------        ----------
Balance, September 30, 1995          -0-            68,700           (295,400)       $12,323,317
                                  =========         ======           =========       ===========











                           QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                   (Unaudited)




                                          Nine Months Ended September 30,
                                              1995             1994
                                          -----------       -----------



Net cash provided by operation              $1,600,683       ($122,826)

Cash inflows (outflows) from investment
     in property, plant and equipment       (1,462,953)       (228,227)
                                          ------------      -----------

Increase (Decrease) in cash                    137,730        (351,053)

Cash, at beginning of year                     744,770         174,680
                                          ------------      -----------

Cash, at June 30                              $882,500       ($176,373)
                                          ============      ===========

Supplemental disclosure of
     cash payments made for:
     Interest                                 $ 40,465         $38,643
     Income taxes                           $1,298,600               0




See accompanying notes to the consolidated financial statements

*Excluding current securities available for sale

















                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1:  BASIS OF PRESENTATION

The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1994, in conformity with generally accepted accounting principles (GAAP) and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of September 30, 1995, and the results of its operations, the changes in its stockholders' equity and cash flows for the three and nine months ended September 30, 1995 and 1994. All significant intercompany transactions have been eliminated.

The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year of 1995.

NOTE 2:  INVENTORIES

Inventories at September 30, 1995 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1995 and December 31, 1994 is as follows:



                                    September 30,             December 31,
                                        1995                      1994
                                    ------------              -----------

         Raw materials              $2,446,397                 $1,842,225
         Work in process             1,640,946                  1,140,590
         Finished goods                411,182                    220,446
                                    ----------                 ----------
                                    $4,498,525                 $3,203,261
                                    ==========                 ==========

Inventories as of September 30, 1995 have increased as compared to those at December 31, 1994 partly as a result of the purchase by the Company of substantially all of the assets utilized by Hall Processing Systems in the manufacture and design of stackers, conveyor systems, wrappers and other
related equipment   (see further discussion of  this transaction in the
Company's Annual  Report on Form 10-K for  the year ended December 31, 1994).

NOTE 3:  LITIGATION

On March 16, 1990, Ferag AG, a Swiss Corporation ("Ferag"), filed a complaint against the Company in the Unites States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims of two patents held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injunction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court may deem just and proper. The Company argued that plaintiff's patent is invalid due to violation of U.S. patent rules, and separately that the Company's design does not infringe the provision of the patent. On September 15, 1993, the Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals for the Federal Circuit reversed the judgement against the Company. Thereafter, Ferag AG filed a writ of certiorari  with the United  States Supreme Court.  In  October 1995,
the United States Supreme Court denied  certiorari.   As a result, the Court of
Appeals ruling in favor of the Company is final.






                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

THREE AND NINE MONTHS ENDED 1995 VS 1994

Sales for the three and nine months ended September 30, 1995, increased to $5,819,482 and $16,747,140 compared to $4,715,914 and $11,090,060 for the corresponding periods in 1994. Sales increased due to greater demand and incremental sales from the Hall Acquisition (as described in Note 2 to the Consolidated Financial Statements in Part I herein). For the three months ended September 30, 1995, gross profit as a percentage of sales increased to 33.9% from 32.8% for the three months ended September 30, 1994, principally due to improved product mix. Gross profit as a percentage of sales for the nine months ended September 30, 1995 decreased to 32.8% from 33.6% in the corresponding
period in 1994.   This decrease was caused primarily by expenses relating to the integration of the Hall Processing Systems products into the Company s manufacturing process earlier this year.

Selling, general and administrative expenses for the three and nine months ended September 30, 1995, increased to $1,076,500 and $3,027,412 , compared to $880,475 and $2,644,386 for the corresponding periods in 1994. These increases reflect the Company s increased sales volume and the impact of the amortization of goodwill and other intangibles related to the Hall Acquisition.

Research and development expenses for the nine months ended September 30, 1995, decreased to $126,570 compared to $341,095 for the nine months ended September 30, 1994. This decrease reflects less R&D activity as compared to the same period of the previous year and the utilization of engineering resources to
accommodate increased sales.   The Company hired two additional engineers and
has now added certain projects in the third quarter of 1995. Thus, the Company anticipates that R&D expenditures will increase during the remainder of 1995.

General
-------
The Company's backlog as of October 31, 1995 was $7,218,487 as compared with to $9,251,558 as of October 31, 1994. The Company expects to ship all of the backlog within the next twelve months.

Liquidity
---------

The Company believes that its cash and cash equivalents of $5,382,799 on September 30, 1995 are more than adequate to support the Company's operations at its current level.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

As noted in the Company's Annual Report on Form 10-K, the Court of Appeals for the Federal Circuit reversed the lower court judgement that the Company
infringed Ferag AG's patent,    Ferag AG  filed a writ of certiorari with the
Supreme Court. In October 1995, the United States Supreme Court denied certiorari. As a result, the Court of Appeals ruling in favor of the Company is final.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
      Exh#
      27     Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter for which this report is being filed.




                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                               QUIPP, INC.

           Date:  November 14, 1995                  By: s\ Ralph M. Branca
                                                    ---------------------------
                                                Ralph M. Branca
                                                President and Chief Executive
                                                              Officer



                                                  By: s\ Louis D. Kipp
                                                      -----------------------
                                                         Louis D. Kipp
                                              Treasurer (Principal Financial
                                                 Officer)