Form 10-K405
period 1995-12-31
QUIPP INC
filed 1996-03-29
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK ONE)

     X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995

                                       or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                   to

                             Commission file number 0-14870

                                    Quipp, Inc.
             (Exact name of registrant as specified in its charter)

          Florida                                     59-2306191
(State or other jurisdiction of
incorporation  or organization)           (I.R.S. employer identification no.)


                   4800 N.W. 157th Street, Miami, Florida         33014
                  (Address of principal executive offices)      (Zip code)

      Registrant's telephone number, including area code  (305) 623-8700

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

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 8, 1996 was approximately $17,450,020.*

The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 8, 1996 was 1,634,465.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated

Portions of Quipp, Inc. Proxy Statement relating to 1996 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

Where Incorporated
         Part III

*Calculated by excluding all shares held by executive officers, directors, and five percent shareholders of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.




                                     PART I

ITEM I - BUSINESS

Quipp, Inc. (the Company ), through its wholly-owned subsidiary, Quipp Systems, Inc., designs and manufactures material handling equipment for the newspaper industry. The Company's products are generally designed to accomplish much of the mailroom operations of a newspaper publisher. The mailroom is an area to which newspapers flow from the pressroom in a continuous stream and in which newspapers are stacked, bundled and moved to the shipping docks. Conveyor systems are utilized to transport newspapers from the press to stacking machines that transform a continuous stream of newspapers into stacks. The stacks may be bundled and conveyed directly to the shipping docks, loaded into carts or stored on pallets for further processing at a later time.

The Company's products are basically modular in construction with electronic control circuitry and include the following:

Newspaper Stacker - The Company's principal product is its Series 350 Stacker. In addition, the Company has, through the Hall Processing Systems acquisition described below, added the Hall Dual Carrier Stacker to its product line. The Company's stackers perform the function of forming counted bundles of newspapers for delivery at speeds of up to 80,000 copies per hour.

Bottomwrapper - The Company's bottomwrapper applies wrapping paper to the bottom and top of each newspaper stack to reduce product damage.

Three-quarter wrapper - The Company s three-quarter wrapper is a variation of its bottomwrapper. This machine offers protection for three sides of the newspaper bundle and provides a surface for receiving inkjet printed messages.

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

Fold Compressor - The Company's fold compressor conditions newspapers prior to stacking or delivery to inserting machines by removing air from each newspaper and setting a uniform leading edge-fold on each newspaper. The compressing operation also allows a smaller stack to be produced out of the same number of papers and improves the accuracy of newspaper counting devices.

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

Centering Pacer - The Company's centering pacer automatically centers, aligns, and paces newspaper stacks prior to wrapping, strapping and/or distribution control.

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

Bundle Control System - This product incorporates a sensor-equipped microprocessor to monitor the delivery of bundled newspapers to the shipping dock, controlling conveyors and diverters so that proper numbers of newspapers are supplied for delivery.



Single Gripper Conveyor - The Company's single gripper conveyor transports newspapers or other printed material by holding individual copies by the spine, one gripper for each copy. The single gripper conveyor offers several advantages over conventional conveyors, the most significant of which is the flexibility of distribution, including the ability to release copies at any number of processing points in the mailroom.

Cart Loading System - This system accumulates and loads tied bundles of printed material into carts for transport to remote areas of the plant or to distribution centers.

Sort Tray Distribution System - This computer controlled system consists of wheeled carts fastened together, forming a continuous, chain-like loop, for transportation of bundles of newspapers from a given packaging line or storage position to an available truck loading position or temporary storage area.

The Company's manufacturing activities consist primarily of the assembly of components comprising its products, the fabrication of some mechanical parts and testing of the completed products. The Company uses approximately 330 vendors to supply parts, materials and components for its various products. The Company believes that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in the Company's in-house machine shop, which is used primarily for custom engineering and the development of prototype parts.

The Company customarily receives a deposit upon the execution of a sales contract and payment of a substantial portion of the balance of the purchase price prior to shipment. Any remaining amount due is typically received upon the completion of installation.

In connection with the installation of equipment, the Company will, at the request of a customer, resell to the customer related equipment that is not manufactured by the Company. The Company realizes a small mark-up (typically no more than 10 percent) with respect to the resale of such equipment. Such sales accounted for approximately 9.0%, 4.0% and 5.0% of the Company's total sales in 1995, 1994 and 1993, respectively.

All of the Company's products, excluding those not manufactured by the Company, have at least a one-year warranty, and the Company provides personnel for both installation and repair from its Miami-based service department. Customers are encouraged to stock spare modules and components, and many newspaper publishers have purchased standby equipment from the Company.

For the year ended December 31, 1995, no customer accounted for 10% or more of the Company's net sales. The San Diego Union and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's net sales in 1994. The Sacramento Bee and the San Bernardino Sun each accounted for approximately 10% of the Company's net sales in 1993. Since the equipment is designed to have an extended life, the Company's largest customers in any one year are usually different from the largest customers in a subsequent period.

Although the Company sells a significant portion of its products to newspaper publishers in the United States, it also has significant foreign sales which accounted for 18%, 11%, and 21% of total sales in 1995, 1994, and 1993 respectively. The following table indicates the amount of sales by geographic area during the past three years:

                                1995                 1994              1993

      United States           $19,012,140       $15,088,678       $11,728,815
      Japan                     1,335,192           149,472           441,167

      Canada                      430,855           175,031           370,598

      Latin America               166,605         1,165,028         1,313,872
      New Zealand               1,799,382             7,160             5,488

      Other                       452,597           449,479           929,357
                              ------------       ----------         ---------

                              $23,196,771       $17,034,848       $14,789,297
                              ===========       ===========       ===========

As of February 1, 1996, the Company's backlog represented approximately $6,796,469 in firm sales orders, as compared to $8,372,985 on February 1, 1995. The Company believes that it will satisfy all orders included in the backlog by end of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

ACQUISITION OF ASSETS OF HALL PROCESSING SYSTEMS

Pursuant to an agreement dated December 21, 1994, the Company purchased, in December 1994 and January 1995, substantially all of the assets utilized by
Hall Processing Systems ("Hall") in the manufacture and design of stackers, conveyor systems, wrappers and other related equipment. The purchase price for the assets was $1,557,500 and 40,000 shares of Company Common Stock. The $1,557,500 purchase price was comprised of $657,000 in cash and $900,000 via delivery of a promissory note. The note is payable over three years and bears interest at five percent per annum. The Company also agreed to assume certain of Hall's warranty obligations, with respect to which the Company recorded a
warranty reserve of $100,000 at December 31, 1994.   During 1995 the Company
issued the 40,000 shares of Common Stock and also paid the first $300,000 installment of the promissory note, leaving a balance due of $600,000 at the end of the year.

COMPETITION

The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined. There has also been consolidation among manufacturers of material handling equipment for the newspaper industry. The Company believes it has been able to compete successfully by stressing its engineering expertise and the quality and reliability of its products.

The Company believes that its two principal competitors for the newspaper mailroom equipment business in the United States are the Sheridan division of AM Graphics, and Machine Design Services, a privately owned company that manufactures certain types of conveyors. In addition, there are several companies that compete in other segments of the business. The Company has experienced strong competition on the basis of price with respect to most of its products, and anticipates that price competition will continue.

MARKETING

The Company's marketing effort is conducted by its six-person sales staff, which calls upon the support of the engineering staff as needed. The Company has marketed its products domestically primarily through direct solicitation by its sales staff, participation in trade shows and program of trade journal advertising. It markets its products in the export markets through foreign dealers. Some of the foreign dealers are commissioned, while others purchase the Company's products for resale.

The Company's marketing effort emphasizes the reliability, reasonable installation cost, ease of maintenance and careful handling of newspaper products incorporated in the design of the Company's products. For prospective customers, the Company is able to use computer-aided systems to design custom newspaper handling systems and prepare proposals that describe the equipment, schedules and prices for each project.

PATENTS

The Company holds 18 U.S. patents, including 14 U.S. patents acquired in connection with the Company's purchase of the Hall assets, which expire during the period from 1996 to 2011. The Company also purchased from Hall 7 foreign patents that expire from 1996 to 2007. The Company will continue to apply for patent protection when deemed advisable; however, the Company believes that the success of its products ultimately is dependent upon performance, reliability and engineering, ingenuity and that its patents are not material to its business.

RESEARCH AND DEVELOPMENT

Research and development expenditures totaled $219,170, $361,790 and $510,072 in 1995, 1994 and 1993, respectively. In 1995, the Company's research and development efforts focused on additional design changes to its existing
newspaper stacker in order to reduce manufacturing costs.    Additionally, the
Company's engineering resources were substantially devoted to customization of products for clients as a result of the significant increase in net sales during 1995.

EMPLOYEES

As of February 1, 1996, the Company had 123 full-time employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.

ITEM 2 - PROPERTIES

The Company operates its business from one site located in Miami, Florida. The building, which is owned by the Company, contains approximately 63,170 square feet, of which 48,300 feet are utilized for the Company s manufacturing operations, with the remaining 14,870 square feet used for its administrative functions. The Company owns all of the equipment utilized in its manufacturing operations. In the opinion of management, the Company's properties are adequate and suitable for its operations.


ITEM 3 - LEGAL PROCEEDINGS

As previously disclosed, on March 16, 1990, Ferag AG, a Swiss Corporation ("Ferag"), filed a complaint against the Company in the United States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims of two patents held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injunction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court would deem just and proper. The Company answered that plaintiff's patent is invalid due to violation of U.S. patent rules, and separately that the Company's design does not infringe the provisions of the patent. On September 15, 1993, the District Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals reversed the judgment against the Company. Thereafter, Ferag filed a writ of certiorari with the United States Supreme Court. In October 1995, the United States Supreme Court denied certiorari. As a result, the Court of Appeals ruling in favor of the Company is final.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable



EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of all executive officers of the Company are listed below:

                              Business Experience During
          Name                    the Past Five Years                   Age

Ralph M. Branca               Mr. Branca has been President and         60
                              Chief Executive Officer since May
                              1995 and a director of the
                              Company since April 1991. From
                              1966 to 1989, Mr. Branca  was
                              employed by  Emhart Corporation,
                              and served  in various
                              executive capacities from 1980 to 1989.
                              From 1989 to the present, he has been
                              President and owner of RMB Associates,
                              engaged in business consulting.

Louis D. Kipp                 Mr. Kipp has been President of            63
                              Quipp Systems, Inc., since July 1987
                              and a director of the Company
                              from August 1987 to January
                              1995.   He became a director again
                              in May 1995. Also Mr. Kipp was President of the Company from August 1983 to July 1987. He was Treasurer of the
                              Company from August 1983 to
                              April 1988.  He was reelected to
                              this position in October 1990
                              and has served as Treasurer since that date.






                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDING MATTERS

The Company's Common Stock, $.01 par value, is traded on the Nasdaq National
Market under the symbol,  QUIP .   The following table sets forth high and low
sales prices of the Common Stock of the Company as reported on the Nasdaq National Market since January 1, 1994:

                          First     Second       Third       Fourth
      1995               Quarter     Quarter    Quarter     Quarter

                   High   12.75       16.25       14.75       12.50
                   Low     6.50       10.50        9.50        8.50

                         First       Second      Third       Fourth
      1994              Quarter      Quarter     Quarter     Quarter

                    High  3.75        4.00        3.88        8.50
                    Low   2.50        3.25        3.00        3.00

As of March 8, 1996, the Company had approximately 86 record holders of the Common Stock, including brokers and other nominees. The Company has not paid dividends on its Common Stock since its inception.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and notes thereto which are included elsewhere in this Annual Report on Form 10-K and also with Management s Discussion and Analysis of Financial Condition and Results of Operations. The following selected financial data for each of the years in the five year period ended December 31, 1995 has been derived from the audited balance sheets and related statements of operations the Company.



                           1995        1994          1993           1992     1991
                              (In thousands, except per share data)

Income Statement Data:


Net sales                $23,197     $17,035        $14,789         19,794  $12,976
Gross profit               7,631       4,893          4,661          5,558    3,316
Research and development     219         362            510            366      590
Sale of patent and
  license rights               0       1,090              0              0        0
Selling, general
  and administrative
  expenses                 4,294       3,653          4,036          4,245    2,721
Operating profit           3,117       1,968            115            947        5
Other income
  (expense) net              265         221            152            156      155
Net income                 2,096       1,376            321            702      160
Net income per common and
  common equivalent share   1.30        0.88           0.21           0.45     0.11
Weighted average number of
  shares outstanding   1,625,657   1,556,792      1,510,762      1,546,600 1,500,581






                                     1995       1994          1993         1992     1991
                                            (In thousands, except per share data)
Balance Sheet Data:

Current assets                     $18,383      $14,482      $ 11,959    $ 13,105    $ 11,802
Total assets                        21,267      19,342        14,241      15,194      14,930
Current liabilities                  6,855       7,444         3,669        4,548      4,886
Long-term liabilities                1,550       1,350         1,700        1,800     1 ,900
Shareholders' equity                12,863      10,548         8,871        8,846      8,144
Book value per share                  7.87        7.18          6.04         6.02       5.54

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

1995 vs. 1994
                       Increase                 Percent
                      (Decrease)             of  Net Sales
                  1995        1994          $       %       1995  1994
Net Sales       $23,197      17,035       $6,162    36      100    100

The Company's increased net sales for 1995 were mainly a result of higher stacker shipments as compared to those in 1994. The increased shipments reflected the addition of the Hall Dual Carrier Stacker to the Company s product
line as a result of the Hall acquisition.   See Note 2 to the Consolidated
Financial Statements for further discussion of the Hall acquisition. In addition, the Company generated greater spare parts sales in 1995, due in part to the Hall acquisition, as well as increased sales of bottomwrappers.

                                    `
                               Increase               Percent
                             (Decrease)           of  Net Sales
                    1995        1994           $     %     1995    1994

Gross profit       7,631       4,893       2,738     56      33     29

Increased gross profit reflects decreased costs of sales, as a result of price negotiation with vendors and, in certain instances, use of lower cost vendors for stacker parts. The higher 1995 gross profit also resulted from cost savings in connection with the redesign of the Company s stacker, as well as an improved mix of the products sold.


                                Increase                   Percent
                               (Decrease)              of  Net Sales
                                1995   1994    $     %      1995  1994

Selling, general and
 administrative expenses       4,295  3,653   642    18      19     21

Selling, general and administrative expenses increased principally due to increased amortization resulting from the Hall acquisition. Selling, general and administrative expenses also reflected other expenses relating to the Hall acquisition and increased costs incurred to support higher net sales. The Company also incurred expenses in 1995 related to an upgrade in its computer system.









                               Increase               Percent
                             (Decrease)           of  Net Sales
                             1995   1994    $     %   1995  1994

Research and development      219    362  (143) (40)    1     2

Research and development expenses decreased from 1994 to 1995 due to increased utilization of the Company s engineering staff to support the Company s increased net sales, as many orders received by the Company require some degree of custom engineering. The Company plans to add new engineering personnel so that it may better support engineering demands relating both to sales as well as research and development projects.

                               Increase               Percent
                             (Decrease)            of  Net Sales
                        1995   1994     $       %      1995  1994

Operating profit       3,117  1,968   1,149    58       13    12

The significant increase in stacker shipments and improved margins were the principal factors contributing to the increases in operating profit from 1994 to 1995.

                           Increase                  Percent
                          (Decrease)              of  Net Sales
                        1995    1994     $     %      1995     1994

Other income and
   expense
   Interest income      355     274      81    30      2         2
   Interest expense     (90)    (53)     37    70      0*        0*
                        ----    ----     --     --     --        --

                        265     221      44    20      2         2


Interest income rose as a result of slightly higher interest rates. Interest expense for 1995 increased principally due to additional debt incurred for the Hall acquisition. See Note 8 to the Consolidated Financial Statements for further discussion of the debt incurred as a result of the Hall acquisition.



1994 vs. 1993
                               Increase                     Percent
                             (Decrease)                  of  Net sales
                    1994        1993           $     %     1994      1993

Net Sales         $17,035     $14,789      $2,246    15      100    100

The sales increase reflects increased demand and the Company's ability to gain a greater share of the market.


                          Increase              Percent
                        (Decrease)          of  Net Sales
                      1994     1993       $      %      1995       1994

Gross profit         4,893    4,661      232     5       29         32

Although the Company realized increased margins due to lower manufacturing costs on its newspaper stacker, which comprised approximately 43 percent of net sales, gross profit was adversely affected by the establishment of additional reserves. The reserves were established to provide for anticipated follow up costs on certain installations.
______________
*less than 1%

                         Increase                    Percent
                       (Decrease)                 of Net sales
                        1994    1993      $     %       1995      1994

Selling, general and
 administrative
 expenses              3,653   4,036    (383)  (9)        21      27

The decrease in selling, general and administrative expenses was primarily due to a decrease in legal expenses and the reversal of a royalty reserve in the amount of $550,598 established by the Company for the possible payment of damages in connection with the litigation described in Note 13 to the Company's Consolidated Financial Statements. This decrease was partially offset by an increase in bad debts of $274,000.

                        Increase                Percent
                       (Decrease)           of  Net Sales
                    1994        1993      $    %  1995     1994

Research and
 development        362         510     (148) (29)  2        3

Research and development expenses decreased primarily due to the completion of a program designed to decrease manufacturing costs of the Company's newspaper stacker. The Company is now marketing the improved newspaper stacker.


                              Increase               Percent
                             (Decrease)          of  Net Sales
                  1994    1993      $     %       1995      1994

Operating profit  1,968   115    1,853  1,611%      12      1

The increase in operating profit was partially due to an increase in the volume of sales and a decrease in selling, general and administrative expenses, offset by additional reserves established by the Company for follow up costs and bad debts. Additionally, in 1995, the Company sold rights to manufacture and sell worldwide, except in the United States, its single gripper conveyor system for $50,000 and the assumption by the purchaser of certain warranty expenses (for which the Company had established a reserve of $140,000, which has been reversed). In addition, operating income reflects the Company's sale, in November 1994, of the right, title and interest in its tilt tray system patent which is utilized in its sort tray distribution system for $900,000. The Company has retained a license to make, use and sell the tilt tray system for use in delivery of signatures and newspapers in the publishing and newspaper industries.

                              Increase                Percent
                             (Decrease)           of  Net Sales
                    1994        1993           $     %     1995    1994

Other income and
   expenses
   Interest income   274         207          67    32       2      1
   Interest expense (53)        (55)          (2)  (4)       0*     0*
                    ----       -----          ---  ---      ---   ---

                     221         152          69    45       2     1

Interest income increased in 1994 due to the increase in the Company's interest bearing accounts and the increase in interest rate on these accounts. Interest expense declined in 1994 due to the decrease in the principal balance of the Company's long-term debt.

General

The Company's larger orders are typically received some months in advance of delivery. Therefore, backlog can be an important, though by no means a conclusive, indication of the Company's revenue stream over the short term. The timing of revenues can be affected by the size of pending orders and the amount of custom engineering required with respect to an order, the timetable for delivery and the receipt and nature of new orders. The Company's backlog as of February 1, 1996 was $6,796,469 compared to $8,732,985 at the same date in 1995. The Company believes it will satisfy all orders in the February 1, 1996 backlog by the end of 1996.



Liquidity and Capital Resources

On December 31, 1995, the Company's cash and cash equivalents and the current portion of securities available for sale totaled $6,737,458 and the Company's working capital was $11,508,430. The Company believes its resources are sufficient to fund operations at its current levels.

Inflation

The rate of inflation has not had a material impact on the operations of the Company.


ITEM 8 - FINANCIAL STATEMENTS

Index to Financial Statements

Independent Auditors' Report

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1995 and 1994

   Consolidated Statements of Operations For Each of the Years in the Three-Year Period Ended December 31, 1995

   Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31, 1995

   Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1995

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary as of December 31, 1995 and 1994 (the "Company") and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quipp Inc. and subsidiary as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
March 8, 1996



                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994


                                                  1995           1994
ASSETS

Cash and cash equivalents                     $1,251,020      $  744,770
Securities available for
  sale-current (Note 4)                        5,486,438       5,614,089
Restricted cash  (Note 1)                              0       1,023,765

Accounts receivable, net (Note 1)              6,907,402       2,621,229
Inventories (Note 5)                           3,474,885       3,203,261
Deferred tax asset-current (Note 6)            1,177,920       1,104,432

Prepaid expenses and other receivables            85,281         170,696
                                              -----------     -----------

Total current assets                          18,382,946      14,482,242

Property, plant and equipment, net (Note 7)    1,991,665       2,026,846


Securities available for sale (Note 4 )                0       1,400,000

Goodwill (Note 2)                                499,522         530,742

Other assets                                     354,315         874,192

Deferred tax asset (Note 6)                       38,680          27,810

                                             $21,267,128      $19,341,832
                                             ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt (Note 8)    $400,000         $100,000
  Accounts payable                               821,957        1,253,719
  Accrued salaries and wages                     499,041          778,829
  Customer deposits and deferred
    income (Note 1)                            3,159,502        2,473,363
  Current tax liability                          213,997          622,720
  Other accrued liabilities (Note 9)           1,760,019        2,215,567
                                                  -------           -----

Total current liabilities                      6,854,516        7,444,198


Long-term debt (Note 8)                        1,550,000        1,350,000
                                             -----------     ------------

Contingencies (Note 13)
Total liabilities                              8,404,516        8,794,198

Shareholders' Equity
  Common stock - par value $.01 per
   share, authorized
   3,000,000  shares, 1,634,465 and 1,469,465
    shares issued and outstanding                 16,345           14,695
  Additional paid-in capital                   5,113,190        4,596,090
  Retained earnings                            8,028,477        5,932,249
  Common stock subscribed                              0          300,000
  Less treasury stock 68,700 shares at cost     (295,400)        (295,400)
                                               ---------       ----------

Total shareholders' equity                    12,862,612       10,547,634
                                             -----------     ------------
                                             $21,267,128      $19,341,832
                                             ===========     ============

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                   1995           1994             1993

Net sales                      $23,196,771     $17,034,848      $14,789,297

Cost of sales                   15,565,945      12,142,121       10,128,009
                                ----------      ----------       ----------

Gross profit                     7,630,826       4,892,727        4,661,288
                                 ---------       ---------        ---------

Other operating income and (expense) items:
Sale of patent and license
  rights  (Note 3)                       0       1,090,000                0

Selling, general and
  administrative expenses      (4,294,970)     (3,653,007)       (4,036,432)

Research and development         (219,170)       (361,790)         (510,072)
                                 ---------       ---------          -------
                               (4,514,140)     (2,924,797)       (4,546,504)
                                ----------     -----------          -------

Operating profit                 3,116,686       1,967,930          114,784

Other income (expense):
   Interest income                 355,148        274,895           207,200

   Interest expense              ( 90,314)        (53,436)          (54,862)
                                 ---------        --------         --------

                                   264,834        221,459           152,338
                                   -------        --------          -------

Income before income taxes
  and cumulative effect of  change in
  accounting for income taxes    3,381,520      2,189,389           267,122

Income tax provision           (1,285,292)      (813,183)          (102,552)
                               -----------      ----------        ---------

Income before cumulative
  effect of change
  in accounting for income
  taxes                          2,096,228      1,376,206           164,570

Cumulative effect of change
  in accounting
  for income taxes                       0               0          156,566
                                ----------      ----------          -------

Net income                      $2,096,228      $1,376,206         $321,136
                                ==========      ==========          =======

Per share amounts:
Income before cumulative effect of change
   in accounting for income taxes      1.30            0.88            0.11

Cumulative effect of change
   in accounting for income taxes     0.00             0.00            0.10
                                     -----             ----            ----

Net income per common and
   common equivalent share           $1.30            $0.88           $0.21
                                     =====            =====

Weighted average number of  common
  equivalent shares outstanding  1,625,657       1,556,762        1,510,762
                                 =========       =========          =======

See accompanying notes to the consolidated financial statements



                                     QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                        Additional
                                         Common           Stock            Paid-in          Retained
                                         Shares          Amount            Capital          Earnings
Balance,      January 1, 1993         1,469,465         $14,695         $4,596,090        $4,234,907
Net income                                                                                   321,136
Purchase of  treasury  stock
                                      -------------------------         ----------        ----------

Balance,      December 31, 1993       1,469,465          14,695          4,596,090         4,556,043
Net income                                                                                 1,376,206
Common stock  subscribed
                                      ---------         -------         ----------        ----------

Balance, December 31, 1994            1,469,465          14,695          4,596,090         5,932,249
Net income                                                                                 2,096,228
Conversion of employee stock options    125,000           1,250            217,500
Issuance of shares for acquisition       40,000             400            299,600
  (Note 10)
Common stock subscribed
                                      ---------         -------         ----------        ----------

Balance, December 31, 1995            1,634,465         $16,345         $5,113,190        $8,028,477
                                      =========         =======         ==========        ==========



                                              Common Stock             Treasury Stock at Cost
                                     Subscribed          Shares             Amount             Total

Balance, January 1, 1993                      0               0                  0         8,845,692
Net income                                                                                   321,136
Purchase of   treasury stock                             68,700          (295,400)         (295,400)
                                        -------          ------          ---------         ---------
Balance, December 31, 1993                    0          68,700          (295,400)         8,871,428
Net income                                                                                 1,376,206
Common stock  subscribed                300,000               0                  0           300,000
                                        -------         -------          ---------       -----------

Balance,  December 31, 1994             300,000          68,700         ($295,400)       $10,547,634


Net income                                                                                 2,096,228
Conversion of employee stock options                                                         218,750
Issuance of shares for acquisition                                                           300,000
(Note 10)
Common stock subscribed               (300,000)                                            (300,000)
                                      ---------          ------         ----------       -----------

Balance, December 31, 1995                   $0          68,700         ($295,400)       $12,862,612
                                      =========          ======         ==========      ===========

See accompanying notes to the consolidated financial statements.

                                                    QUIPP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                      1995             1994             1993
Cash provided by operations:
Net Income                                                      $2,096,228         $1,376,206         $321,136
                                                                ---------          ---------        ---------

Reconciliation of net income to net
   cash provided by (used in) operations:
Deferred income taxes                                             (84,358)           (87,768)         (123,943)
Cumulative effect of change in
   accounting for income taxes                                           0                  0         (156,566)
Depreciation and amortization                                      325,569            171,424           174,325
Gain-on sale of automobile                                               0                  0           (4,281)
Changes in operational assets and liabilities:
  Decrease (increase) in restricted cash                         1,023,765        (1,023,765)                 0
  (Increase) decrease in accounts receivables                                    (4,286,173)            17,922         445,307
  Decrease (increase) in inventories                               908,376             36,948         (309,866)
  Decrease (increase) in prepaid income taxes                            0            154,209         (154,209)
  Decrease (increase) in other assets and prepaid
     expenses and other receivables                                490,318          (356,156)          (41,458)
 Decrease(increase) in accounts payable and other liabilities (1,167,096)            451,550           312,518
  Increase (decrease) in customer deposits and deferred income    686,139          2,120,769         (582,583)
  Increase (decrease) in income taxes payable                    (408,723)            622,720         (609,152)
                                                                ---------            -------         ---------

Net cash provided by (used in) operations                        (415,955)          3,484,059        (728,772)
                                                                ---------          ---------        ---------

Cash flows from investing activities:
   (Increase) decrease in securities available for sale         1,527,651        (6,414,089)         (600,000)
   Capital expenditures                                          (144,196)          (187,923)         (216,324)
   Acquisition of business                                       (280,000)          (377,500)                 0
                                                               ----------          ---------         ---------
Net cash (used in) provided by investing activities             1,103,455        (6,979,512)         (816,324)
                                                                ---------        -----------         ---------
Cash flows from financing activities:
   Repayment of debt                                             (400,000)          (350,000)         (100,000)
   Repurchase of stock                                                   0                  0         (295,400)
   Conversion of stock options                                     218,750                  0                 0
                                                                  -------         ----------         ---------

Net cash used in financing activities                            (181,250)          (350,000)         (395,400)
                                                                ---------          ---------         ---------

Increase (decrease) in cash and cash  equivalents                 506,250        (3,845,453)       (1,940,496)

Cash and cash equivalents at beginning of year                    744,770          4,590,223         6,530,719
                                                               ----------          ---------         ---------

Cash and cash equivalents at end of year                        $1,251,020           $744,770        $4,590,223
                                                               ==========           ========        ==========

Supplemental disclosure of cash payments made for:
    Interest                                                       $90,314           $53,436            $54,862
                                                                  =======           ========           =======
    Income taxes                                                $1,778,373           $124,022          $985,000
                                                               ==========           ========          ========

Supplemental disclosure of non-cash investing activities:
On December 21, 1994 as discussed in Note 2, the Company acquired the inventory ($1,259,000) and other assets ($267,758) of Hall Processing Systems. The purchase price in 1994 included the issuance of common shares of the Company valued at $300,000 and $677,500 in cash.

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly-owned subsidiary (the "Company"). All material intercompany transactions have been eliminated.

Operations - The Company is in the business of designing and manufacturing material handling equipment for the newspaper industry.

Restricted cash - Restricted cash represents monies held in escrow for possible payment of damages with respect to the former litigation described in Note 13. The monies, plus interest, less escrow agent fees, were released to the Company on April 6, 1995.

Inventories - Inventories are stated at a lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Accounts receivable - Trade receivables are reflected net of an allowance for uncollectible accounts of $846,171 and $627,002 in 1995 and 1994, respectively.

Customer deposits and deferred income - The majority of the Company's sales are on a contract basis which provide for progress payments. These customer deposits, as received, are recorded to the customer's accounts and the revenue related to the contract is deferred. Revenue is recognized upon shipment of the equipment.

Goodwill - Goodwill represents the excess of cost over the estimated fair value of net assets acquired and is being amortized on a straight-line basis over 17 years.

Research and development costs - Internal research and development costs are charged to operations as incurred.

Property, plant and equipment, net - The Company provides for depreciation of property, plant and equipment, all of which are recorded at cost, by annual
charges to income.   Depreciation is computed using the straight line method.
When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to operations as incurred; significant renewals and betterments are capitalized.

Income taxes - The Company accounts for income taxes using the asset and
liability approach.    Under Statement of Financial Accounting Standards No. 109
( SFAS 109"), this approach gives consideration to the future tax consequences with differences between financial accounting and tax bases of assets and liabilities recorded as deferred tax assets and liabilities. ( SFAS ) 109 was effective January 1, 1993, and adopted by Company in the year ended December 31, 1993 with a cumulative effect of $156,566, thereby increasing income on the consolidated statement of operations for that year.

Reclassifications - Certain reclassifications have been made to prior years financial statements to conform to the current year's presentation.

Cash equivalents - The Company considers all highly liquid investment instruments purchased with maturity of three months or less to be cash equivalents.

Securities available for sale - The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), effective January 1, 1994. Under SFAS 115, the Company is required to classify any debt and marketable equity securities in one of three categories: trading, available for sale, or held for maturity. Securities available for sale are recorded at fair value. Realized gains and losses from the sales of securities are computed using the specific identification method and reported in the determination of net income. Unrealized gains and losses, net of the related tax effects, on non-current securities are recorded as a separate component of stockholders' equity until realized.

Net income per share - Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, which results from the assumed issuance of shares under stock option plans, are determined using the treasury stock method.

Deferred bond financing cost - Deferred bond financing costs incurred upon issuance of the industrial revenue bonds (See Note 8) included in other assets are being amortized using a method which approximates the effective yield over the term of issue.


Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosuresManagement of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the repoted amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  ACQUISITION

In December 1994 and January 1995, the Company purchased the inventory of Hall Processing Systems ("Hall"), in a series of transactions, as well as used equipment and intellectual property (i.e. patents, drawings, etc.) for $1.9 million. This purchase price included $677,500 in cash, a 3-year promissory note in the principal amount of $900,000 and the issuance of 40,000 shares of the Company's common stock valued at $300,000, or $7.50 per share. The purchase of approximately $900,000 of the inventory, consisting primarily of raw materials, was concluded in January 1995 and recorded to the books at such time. In 1995, the Company repaid $300,000 of the promissory note, leaving a $600,000 balance as of December 31, 1995.

The purchase was accounted for by the purchase method in 1994 and the net assets relating to the part of the transaction which closed in December 1994 are included in the Company's December 31, 1994 consolidated balance sheet based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired as of that date was recorded as goodwill in the amount of $530,742 and is being amortized over 17 years. As of December 31, 1995, the amount of goodwill was $499,522, with amortization of $31,220 charged to operations for the year then ended.

3.  SALE OF PATENT AND LICENSE RIGHTS

In August 1994, the Company sold the rights to manufacture and sell worldwide, except in the United States, its single gripper conveyor system for $50,000. In addition, the assignee of the right agreed to assume all of the warranty expenses incurred at an installation site. The Company had previously accrued a warranty reserve of $140,000 with respect to the installation. This reserve was reversed as part of the recording of the transaction. The Company retains the patent and the right to manufacture and sell the single gripper conveyor system worldwide.

In December 1994, the Company sold the rights, title and interest in its tray system patent for $900,000. The Company, however, was granted a license to make, use and sell the tilt-tray system for use in the delivery of signatures and newspapers in the publishing and newspaper industries.

4.  SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of United States government obligations and other short-term investments with original maturity dates in excess of 90 days.

5.  INVENTORIES

Components of inventory as of December 31 were as follows:


                             1995             1994

Raw Material           $2,945,575       $1,842,225

Work in process           247,572        1,140,590

Finished goods            281,738          220,446
                          ------------------------


                       $3,474,885       $3,203,261
                       ==========       ==========


Inventories as of December 31, 1995 reflect the addition of inventory assets acquired from Hall (See Note 2 above).


6.  INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1995, 1994, and 1993 is as follows:
                          Current           Deferred         Total
      1995
      Federal          $1,169,605          $(72,171)    $1,097,434
      State and local     200,045           (12,187)       187,858
                       ----------           --------     ---------
                       $1,369,650          $(84,358)    $1,285,292
                        =========           ========     =========

      1994
      Federal            $802,594         ( $78,187)      $724,407
      State and local      98,357            (9,581)        88,776
                       ----------       ------------    ----------
                         $900,951          ($87,768)      $813,183
                         ========         ==========      ========

      1993
      Federal            $201,769         ($110,412)       $91,357
      State and local      24,726           (13,531)        11,195
                       ----------        -----------      --------
                         $226,495        ( $123,943)      $102,552
                         ========        ===========     =========

The Company adopted SFAS No. 109 as of January 1, 1993. The cumulative effect of $156,566 for this change in accounting for income taxes was included in the consolidated statement of operations for the year ended December 31, 1993. The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1995 and 1994 are as follows:

                                               1995         1994
Deferred tax assets:
    Warranty reserve                        $110,744      $116,712

    Inventory obsolescence                   165,900        79,529

    Allowance for bad debts                  313,083       231,990

    Contract reserves                        163,367       374,708

    Depreciation                              38,680        27,810

    Vacation accrual                          72,160        58,685

    Unicap                                    98,995        61,995

    Workman's compensation                    10,693        11,560

    Other taxes                             172,308        86,907
    Other                                    70,670        82,346
                                            --------   -----------
Total gross deferred tax assets           1,216,600     1,132,242
Less valuation allowance                          0             0
                                           --------- -------------
Net deferred tax assets                   1,216,600     1,132,242
Deferred tax liability:                           0             0
Less noncurrent portion
   Depreciation                              38,680        27,810
                                         -----------   -----------

                                          1,177,920     1,104,432
                                           =========     =========

Reconciliation of the statutory Federal income tax rate and the Company's effective rate for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                     1995          1994             1993     % of Pretax      % of  Pretax  % of  Pretax
                                  Amount          Earnings          Amount     Earnings          Amount     Earnings
 Federal tax rate                $1,149,716       34.0%            $744,392       34.0%          $90,821       34.0%
 State and local taxes, net of
   federal income tax benefit       123,986        3.7%              58,592        2.7%            7,389        2.8%
Other                                11,590         .3%              10,199        0.4%            4,342        1.6%
                                  ----------    -------               -----       ----           ------         ----

                                 $1,285,292       38.0%            $813,183       37.1%         $102,552       38.4%
                                  =========       =====             =====        ======           ======        =======


7.  PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment, net balances at December 31, 1995 and 1994 consist of the following:

                                         1995                       1994        Estimated useful lives
Land                                  $500,500                 $ 500,500
Building                             1,431,772                 1,431,772               31.0 Years
Building Improvements                  245,692                   224,168               10.0 Years
Machinery                              717,827                   715,053                5.0 Years
Furniture and Fixtures                 145,270                   143,438                5.0 Years
Computer Equipment                     473,882                   379,995                5.0 Years
Automobiles                             58,740                    34,561                5.0 Years
                                   -----------               ----------

                                     3,573,683                 3,429,487

Less: Accumulated depreciation
  and amortization                  1,582,018                  1,402,641
                                 ------------               -----------

                                   $1,991,665                $2,026,846
                                   ==========                ==========

8.  LONG-TERM DEBT

On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds with a balance of $1,350,000 at December 31, 1995, of which $100,000 was classified as current. The proceeds from this borrowing were used to refinance the $1,925,000 purchase price of the Company's administrative and manufacturing facility on May 16, 1988 and to replenish funds used for building improvements and new equipment. The Bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 4.2% and 3.2% during 1995 and 1994, respectively. The bonds are payable in installments of $100,000 in years 1996 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires September 16, 1998.

As a part of the Hall acquisition described in Note 2, the Company entered into a $900,000 promissory note. The note is payable over three years and bears interest at 5 percent per year. In 1995, the Company paid the first installment of the note in the amount of $300,000, leaving a $300,000 current balance and a $300,000 noncurrent balance as of December 31, 1995.

9.  OTHER ACCRUED LIABILITIES

     The components of other accrued liabilities at December 31:

                                  1995         1994

Professional fees              130,277      323,250
Warranty reserve               299,307      422,558
Provision for taxes
  other than income            462,560      234,885
Contract provision             566,444    1,012,723
Other                          301,431      222,151
                              --------    ---------

                            $1,760,019   $2,215,567
                            ==========   ==========

The amount accrued for professional fees at December 31, 1995 is lower than 1994 as the litigation in which the Company was involved in 1994 has been completed. See further discussion of litigation in Note 13. The Company's warranty reserves are determined based on the Company's experience with customers' claims arising from the sale of merchandise. The Company's exposure is based upon previous experience which is estimated at 1 1/2% of contract sales revenue. Amounts added to these reserves were charged to selling expense. The Company does not reserve for products manufactured by others, because they are not covered by a Comapny Warranty.



10.  SHAREHOLDERS' EQUITY

Stock Options - The Company has an incentive stock option plan under which options may be granted to employees of the Company and the Company's wholly owned subsidiary, Quipp Systems, Inc. ("Quipp Systems"). The exercise price for options granted under the plan is at least 100% of the fair market value of the shares on the date the option is granted. Options may be granted under the plan to purchase a maximum of 225,000 shares of Common Stock. In 1990, options to purchase 125,000 shares were granted to two of the Company's executives at an exercise price of $1.75 per share. These options were all exercised in 1995. No other options have been granted under the plan.

Stock Appreciation Rights Plan -The Company has a Stock Appreciation Rights Plan for managerial employees. The Plan provides, among other things, incentive compensation based upon appreciation in the market value of the Common Stock of the Company. Vesting of share units occurs in equal increments over a five-year period. Payments can be made annually or deferred until not later than the end of the five year period, or such longer period as may be approved by the Board of Directors. No more than 100,000 share units may be issued pursuant to the Plan. No share units were awarded in 1995, 1994 or 1993. The compensation expense relating to the plan was $30,606, $132,997, and $24,442 in 1995, 1994, and 1993, respectively.

As a result of the part of the acquisition of Hall assets, discussed in Note 2, that closed in December 1994, shareholders' equity as of December 31, 1994 reflects common stock subscribed in the amount of $300,000 for the shares issued by the Company in 1995 to Hall. During the first quarter of 1995, the Company reclassified this amount upon the issuance of the stock and recorded the $400 to common stock at par value and $299,600 to additional paid-in capital.

In May 1993, the Board of Directors of the Company authorized a stock repurchase program, pursuant to which a maximum of $500,000 could be utilized through May 1994 to repurchase shares of the Company's Common Stock. During 1993, the Company purchased 68,700 shares for an aggregate purchase price of $295,400. No additional repurchases were made through the end of the repurchase period.

11.   MAJOR CUSTOMERS

For the year ended December 31, 1995, there were no customers that accounted for 10% or more of the company's net sales. The San Diego Union and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's net sales in 1994. The Sacramento Bee and the San Bernardino Sun each accounted for approximately 10% of the Company's net sales in 1993. The Company sells a substantial portion of its products to newspaper publishers in the United States; however, foreign sales accounted for 18%, 11% and 21% of total revenue in 1995, 1994 and 1993, respectively.

12.  EMPLOYEE BENEFIT PLAN

The Quipp Systems Employee Savings and Investment Plan (the Plan) is a defined contribution plan which covers substantially all full-time employees. The plan permits eligible employees to contribute to the Plan up to 10% of annual compensation subject to the maximum allowable contribution limits of Sections 415, 401(K) and 404 of the Internal Revenue Code. The Company makes a matching contribution to the Plan equal to 25% of the first 4% of compensation contributed by each participant. The amount contributed by the Company in 1995 and 1994 was $37,935 and $36,357, respectively. The administrative expenses of the Plan are paid by the Company as sponsor.

13.  CONTINGENCIES

On March 16, 1990, Ferag AG, a Swiss Corporation ("Ferag"), filed a complaint against the Company in the United States District Court for the Southern District of Florida. The complaint alleged that the Company committed acts of infringement of one or more claims of two patents held by the plaintiff, either directly, contributorily or by inducing others to infringe. The plaintiff sought a preliminary and final injunction against further infringement by the Company and certain related persons, an order directing the Company to account for and pay damages adequate to compensate for the infringement of the patents, interest and costs, and such other relief as the Court may deem just and proper. The Company answered the plaintiff's patent is invalid due to violation of U.S. patent rules, and separately that the Company's design does not infringe the provisions of the patent. On September 15, 1993, the District Court found that the Company infringed one of the patents held by the plaintiff, but that the plaintiff failed to establish willful infringement by the Company. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On January 24, 1995, the United States Court of Appeals for the Federal Circuit reversed the judgement against the Company. Thereafter, Ferag filed a writ of certiorari with the United States Supreme Court. In October 1995, the United States Supreme Court denied certiorari. As a result, the Court of Appeals ruling in favor of the Company is final.



In April 1994, the Company entered into an agreement with the plaintiff to stipulate the entry of an order by the District Court providing that if the Company's appeal was unsuccessful, the Company would have paid pay a maximum of $1,000,000 in damages plus interest accrued in an escrow account in which the Company would deposit the $1,000,000. The order was entered by the District Court on May 10, 1994 and the Company deposited $1,000,000 into the escrow account. The court order provided, among other things, that if the appeal were successful, amounts in the escrow account would be returned to the Company.
The $1,000,000, held in escrow, plus interest, less escrow agent fees, was returned to the Company on April 6, 1995.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL                  DISCLOSURE

None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information (other than the information relating to executive officers included in Part I) will be included in the Company' s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company' s fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company 's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.



                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1     Financial Statements - See "Index to Financial Statements"

      2     All schedules are omitted because they are inapplicable

      3     Exhibits  (Note:  The file number of all referenced Annual and
Quarterly  Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

      2     Asset Purchase Agreement, dated December 21, 1994, among the
Registrant, Quipp systems, Inc., Hall Systems, Inc., Goss Processing Systems, Inc. and Hall Processing Systems (Incorporated by reference to Exhibit 2 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994).

      3.1 Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 to the Registrant s Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

      3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on form 10-Q for its quarter ended June 30, 1995.

      10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

      10.2.2 Indenture of Trust between the Dade County Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

      10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

      10.2.9 Letter Agreement dated March 26, 1992 between NCNB National Bank of North Carolina and the Registrant dated March 27, 1991. (Incorporated by reference to Exhibit 10.3.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.2.10 Amendment to Reimbursement Agreement between NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994.

      *10.3 Quipp, Inc. 1990 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form S-8, filed with the Commission on May 7, 1990).

      *10.4 Quipp, Inc. Stock Appreciation Rights Plan. (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

      *10.5 Quipp, Inc. 1996 Equity Compensation Plan.

      *10.6 Restated Employment Agreement, dated May 1, 1995, between Quipp Systems, Inc. and Louis D. Kipp

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

      23 Consent of KPMG Peat Marwick LLP

      27 Financial Data Schedule

      * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:
                                                                  Quipp, Inc.


Date: March 27, 1996    By: s\Ralph M. Branca
                        Ralph M. Branca, Principal
                        Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                             Title                         Date


s\ Ralph M. Branca        Principal Executive               March 27, 1996
RALPH M. BRANCA         Officer and President




JAMES E. PRUITT                    Director



s\ Jack D. Finley                  Director                  March 27, 1996
JACK D. FINLEY



                                   Director
CRISTINA H. KEPNER



s\ William L. Rose                 Director                  March 27, 1996
WILLIAM L. ROSE



s\ Louis D. Kipp        Principal Financial                  March 27, 1996
 LOUIS D. KIPP                      Officer



s\Mary Johnson         Principal Accounting                   March 27, 1996
MARY JOHNSON                       Officer




  QUIPP, INC.
  ANNUAL REPORT ON FORM 10-K
  EXHIBIT  INDEX



(a)   1     Financial Statements - See "Index to Financial Statements"

      2     All schedules are omitted because they are inapplicable

      3     Exhibits  (Note:  The file number of all referenced Annual and
Quarterly  Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

      2     Asset Purchase Agreement, dated December 21, 1994, among the
Registrant, Quipp systems, Inc., Hall Systems, Inc., Goss Processing Systems, Inc. and Hall Processing Systems (Incorporated by reference to Exhibit 2 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994).

      3.1 Articles of Incorporation, as amended and restated (Incorporated by reference to Exhibit 3.1 to the Registrant s Registration Statement on Form S-18, filed with the Commission on June 30, 1986).

      3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on form 10-Q for its quarter ended June 30, 1995.

      10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

      10.2.2 Indenture of Trust between the Dade County Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

      10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB Nations Bank of North Carolina dated as of October 1, 1988. (Incorporated by reference to Exhibit 10.4.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

      10.2.9 Letter Agreement dated March 26, 1992 between NCNB National Bank of North Carolina and the Registrant dated March 27, 1991. (Incorporated by reference to Exhibit 10.3.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

      10.2.10 Amendment to Reimbursement Agreement between NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994.

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

      *10.5       Quipp, Inc. 1996 Equity Compensation Plan.

      *10.6       Restated Employment Agreement, dated May 1, 1995, between
Quipp Systems, Inc. and Louis D. Kipp

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

      23    Consent of KPMG Peat Marwick LLP

      27    Financial Data Schedule

      * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b) The Registrant filed no reports on Form 8-K during the last quarter of the period covered by this report. The Board of