Form 10-Q
period 1996-03-31
QUIPP INC
filed 1996-05-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


(MARK ONE)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter  ended March 31, 1996.

                                       OR

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


                 4800 N.W. 157th Street, Hialeah, Florida 33014
                    (Address of principal executive offices)

Registrant's telephone number, including area code (305) 623-8700

Indicate by check mark whether the registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X             No

The number of shares of the registrant's common stock. $.01 par value, outstanding at October 31, 1995 was 1,609,465.


                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1 -    Consolidated Financial Statements

      Consolidated Balance Sheets - three months at
        March 31, 1996 and March 31, 1995

      Consolidated Statements of Operations - three months
        ended March 31, 1996 and 1995
      Consolidated Statements of Changes in Stockholders' Equity - three months ended March 31, 1996 and 1995

      Consolidated Statements of Cash Flows - three months ended March 31, 1996 and 1995

      Notes to Consolidated Financial Statements

Item 2 -    Management's Discussion and Analysis of Consolidated
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 -    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                 March 31,        December 31,
                                                     1996            1995
                                                (Unaudited)    (Summarized from
                                                               audited financial
                                                                   statements)

ASSETS

Cash and cash equivalents                       $3,918,330       $1,251,020
Securities available for sale-current            4,499,999        5,486,438
Accounts receivable, net                         2,760,490        6,907,402
Inventories                                      3,160,343        3,474,885
Deferred tax asset-current                       1,177,920        1,177,920
Prepaid expenses and other receivables              54,104           85,281

TOTAL CURRENT ASSETS                            15,571,186       18,382,946

Property, plant and equipment, net               1,948,300        1,991,665
Goodwill                                           491,717          499,522
Other assets                                       323,890          354,315
Deferred tax assets                                 38,680           38,680

                                               $18,373,773      $21,267,128


LIABILITIES AND SHAREHOLDERS   EQUITY

Current Liabilities:
  Current portion of long-term debt             $   400,000     $    400,000
  Accounts payable                                  185,749          821,957
  Accrued salaries and wages                        463,255          499,041
  Customer deposits and deferred income             658,135        3,159,502
  Current tax liability                             413,391          213,997
  Other accrued liabilities                       1,432,015        1,760,019

TOTAL CURRENT LIABILITIES                         3,552,545        6,854,516


Long-term debt                                    1,550,000        1,550,000

TOTAL LIABILITIES                                 5,102,545        8,404,516

Shareholders  Equity
   Common stock - par value $.01 per share, authorized
   3,000,000 shares 1,634,465 and 1,469,465
   shares issued and outstanding                      16,345          16,345
Additional paid-in capital                         5,113,190       5,113,190
Retained earnings                                  8,437,093       8,028,477
Less treasury stock 68,700 shares at cost           (295,400)       (295,400)

TOTAL SHAREHOLDERS  EQUITY                        13,271,228      12,862,612

                                                 $18,373,773     $21,267,128


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                     1996             1995


Sales                                           $4,394,440        $5,190,381
Cost of sales                                    2,781,475         3,505,056

  Gross profit                                   1,612,965         1,685,325

Selling, general and
  administrative expenses                          923,885           914,069
Research and development                            32,350            45,055

                                                  1,056,235          959,124

Operating income                                    556,730          726,201

Other income (expenses)
  Interest income                                    89,541           53,692
  Interest expense                                   (8,261)         (14,995)
                                                     81,280           38,697

Income before income taxes                          638,010          764,898

Income taxes                                        229,394          287,602

Net income                                          408,616          477,296

Net income per share                                   $.25             $.30

Weighted average number of
  shares outstanding                              1,634,465        1,617,336


See accompanying notes to the consolidated financial statement

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                      ADDITIONAL                    COMMON   TREASURY STOCK
                               COMMON         STOCK      PAID-IN     RETAINED        STOCK      AT COST
                                SHARES       AMOUNT      CAPITAL     EARNINGS   SUBSCRIBED       SHARES       AMOUNT        TOTAL
Balance, December 31, 1994   1,469,465      $14,695   $4,596,090   $5,932,249      300,000       68,700   ($295,400)  $10,547,634

Net income                                                            477,296                                             477,296

Conversion of employee
  stock options                 60,000          600      104,000                                                          105,000

Issuance of shares
  for acquisition                40,00          400      299,600                 (300,000)                                      0

Balance, March 31, 1995      1,569,465       15,695    5,000,090    6,409,545            0       68,700    (295,400)   11,129,930


Balance, December 31, 1995   1,634,465       16,345    5,113,190    8,028,477            0       68,700    (295,400)   12,862,612

Net income                                                            408,616                                             408,616

Balance, March 31, 1996      1,634,465       16,345    5,113,190    8,437,093           0        68,700    (295,400)   13,271,228

                            QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS*
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


                                                 1996               1995

Net cash provided by operation            $   408,616       $    477,296

Cash inflows (outflows) from investment
  in property, plant and equipment          2,258,694         (1,096,748)

Increase (Decrease) in cash                 2,667,310           (619,452)

Cash, at beginning of year                  1,251,020            744,770

Cash, at June 30                            3,818,330            125,318

Supplemental disclosure of
  cash payments made for:
    Interest                                    8,261            40,465
    Income taxes                               30,000         1,298,600


See accompanying notes to the consolidated financial statements

*Excluding current securities available for sale

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1995, in conformity with generally accepted accounting principles, (GAAP) and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of March 31, 1996 and the results of its operations, the changes in its stockholders equity and cash flows for the three months ended March 31, 1996 and 1995. All significant intercompany transactions have been eliminated.

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year of 1996.

NOTE 2 - INVENTORIES

Inventories at March 31, 1996 have been recorded at the lower cost of market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 1996 and December 31, 1995 is as follows:

                                            March 31,       December 31,
                                                1996             1995

Raw materials                             $1,814,772        $2,945,575
Work in process                              980,983           247,572
Finished goods                               364,588           281,738

                                          $3,160,343        $3,474,885

                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT  S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 VS 1995

Net sales for the three months ended March 31, 1996 were $4,394,440 as compared to $5,190,381 for the corresponding period in 1995. The decrease in net sales reflects a lower level of minimum orders which management believes reflects concerrn by the newspaper industry over increased paper costs. Although sales decreased for the quarter, gross profit as a percentage of sales increased from 32% in 1995 to 37%. This was due to higher margins on products sold.

Selling, general and administrative expenses for the three months ended March 31, 1996 were $923,885 as compared to $914,069 for the same period in 1995. The increase reflects increased marketing expense relating to, among other things, the addition of one person to the sales staff.

Research and development expenses for the three months ended March 31, 1996 increased to $132,350 from $45,055 in the corresponding period in 1995. The increase reflects the Company s investment in two new projects relating to two products.

GENERAL

The Company s backlog as of March 31, 1996 was approximately $5,286,679 as compared to $9,136,366 at March 31, 1996. In light of the decline in backlog, management anticipates that revenue will decline over the next several months as compared to the same period in 1995. The Company expects to ship all backlog within the next twelve months.

LIQUIDITY

The Company believes that its cash and securities available for sale of $8,418,329 at March 31, 1996 are adequate to support the Company s operations at its current level.

                           PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Schedule
            27 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter for which this report is being filed

                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    QUIPP, INC.

      Date:  May 14, 1996           By: s\Ralph M. Branca

                                    Ralph M. Branca
                                    President and Chief Executive Officer

                                    By: s\ Louis D. Kipp
                                    Louis D. Kipp
                                    Treasurer (Principal Financial Officer)