Form 10-Q
period 1996-06-30
QUIPP INC
filed 1996-08-16
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


(MARK ONE)

    X      QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter  ended June 30, 1996.

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

Yes       X             No

The number of shares of the registrant's common stock. $.01 par value, outstanding at July 31, 1996 was 1,634,465.


                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE

Item 1 -    Consolidated Financial Statements

      Consolidated Balance Sheets -                                       3
        June 30, 1996 and  December 31, 1995

      Consolidated Statements of Operations - three and six months        4
        ended June 30, 1996 and 1995

      Consolidated Statements of Changes in Stockholders' Equity -        5
        six months ended June 30, 1996

      Consolidated Statements of Cash Flows - six months                  6
              ended June 30, 1996 and 1995

      Notes to Consolidated Financial Statements                          7

Item 2 -    Management's Discussion and Analysis of Consolidated          8
        Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 4 -  Submission of Matters to a Vote of Security Holders             9

Item 6 -    Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                  June  30,         December 31,
                                                     1996              1995
                                                (Unaudited)     (Summarized from
                                                                     audited
                                                                    Financial
                                                                   statements)

ASSETS

Cash and cash equivalents                       $   406,498       $  1,251,020
Securities available for sale                     7,520,452          5,486,438
Accounts receivable, net                          3,371,086          6,907,402
Inventories                                       3,500,283          3,474,885
Deferred tax asset                                1,177,920          1,177,920
Prepaid expenses and other receivables               37,762             85,281

TOTAL CURRENT ASSETS                             16,014,001         18,382,946


Property, plant and equipment, net                1,906,718          1,991,665
Goodwill                                            483,911            499,522
Other assets                                        293,469            354,315
Deferred tax assets                                  38,680             38,680

TOTAL ASSETS                                    $18,736,779        $21,267,128


LIABILITIES AND SHAREHOLDERS   EQUITY

Current Liabilities:
  Current portion of long-term debt             $    400,000      $    400,000
  Accounts payable                                 1,001,679           821,957
  Accrued salaries and wages                         410,039           499,041
  Customer deposits and deferred income              416,994         3,159,502
  Current tax liability                              156,935           213,997
  Other accrued liabilities                        1,188,548         1,760,019

TOTAL CURRENT LIABILITIES                          3,574,195         6,854,516

Long-term debt                                     1,550,000         1,550,000

TOTAL LIABILITIES                                  5,124,195         8,404,516

Shareholders  Equity
   Common stock - par value $.01 per share,
     authorized 8,000,000 shares, 1,634,465
     shares issued and outstanding                    16,345            16,345
Additional paid-in capital                         5,113,190         5,113,190
Retained earnings                                  8,778,449         8,028,477
Less treasury stock, 68,700 shares at cost          (295,400)         (295,400)

TOTAL SHAREHOLDERS  EQUITY                        13,612,584        12,862,612

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY       $18,736,779       $21,267,128


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                          JUNE 30,              JUNE 30,
                                     1996        1995         1996       1995

Net sales                       $4,454,063  $5,737,277  $8,848,504  $10,927,658
Cost of sales                    2,790,346   3,907,599   5,571,821    7,412,655
  Gross profit                   1,663,717   1,829,678   3,276,683    3,515,003

Other operating income and (expense) items:

Selling, general and
  administrative expenses        (964,515)  (1,034,324) (1,862,235)  (1,948,392)

Research and development         (221,727)    ( 18,145)   (354,077)     (63,200)

                               (1,186,242)  (1,052,469) (2,216,312)  (2,011,592)

Operating profit                  477,475      777,209   1,060,371     1,503,411

Other income (expenses)
  Interest income                  88,349        84,616    151,736      138,307
   Interest expense               (13,421)      ( 4,928)   (21,683)     (19,923)
                                   74,928        79,688    130,053      118,384)
Income before income taxes        552,403       856,897  1,190,424    1,621,795

Income taxes                      211,047       263,398    440,452      551,000

Net income                       $341,356      $593,499   $749,972   $1,070,795

Net income per common and common
   equivalent share                 $0.19        $0.37      $0.44       $0.67

Weighted average number of common
 equivalent shares outstanding  1,720,976     1,623,578  1,675,468   1,610,218


See accompanying notes to the consolidated financial statements

                                                QUIPP, INC. AND SUBSIDIARY
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS  EQUITY
                                          FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                                        (UNAUDITED)


                                                       Additional                Common                  Treasury Stock
                              Common       Stock       Paid-in       Retained    Stock                     at Cost
                              Shares       Amount      Capital       Earnings    Subscribed    Shares       Amount       Total
Balance, December 31, 1995    1,634,465      16,345    5,113,190    8,028,477      0          68,700      (295,400)    12,862,612
Net income                                                            749,972                                             749,972
Balance, June 30, 1996        1,634,465      16,345    5,113,190    8,778,449      0          68,700      (295,400)    13,612,584

                          QUIPP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                 1996               1995


Net income                                $     749,972     $  1,070,795

Cash inflows (outflows) from investments
  and expenditures in property, plant and
  equipment, net                            (1,594,494)       (1,096,748)

Increase (Decrease) in cash                   (844,522)          (25,953)

Cash, at beginning of year                   1,251,020           744,770

Cash, at June 30                               406,498           718,817

Supplemental disclosure of
  cash payments made for:
    Interest                                    21,579            30,653
    Income taxes                               480,000           697,600


See accompanying notes to the consolidated financial statements



                          QUIPP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1995, in conformity with generally accepted accounting principles, (GAAP) and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of June 30, 1996 and the results of its operations, the changes in its stockholders equity for the six months ended June 30, 1996 and cash flows for the six months ended June 30, 1996 and 1995. All significant intercompany transactions have been eliminated in consolidation.

The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

NOTE 2 - INVENTORIES

Inventories at June 30, 1996 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1996 and December 31, 1995 is as follows:

                                       June 30,             December 31,
                                          1996                   1995

Raw materials                       $1,551,404              $2,945,575
Work in process                       1,557,283                247,572
Finished goods                          391,596                281,738

                                    $ 3,500,283             $3,474,885

                          QUIPP, INC. AND SUBSIDIARY
             MANAGEMENT S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1996 VS 1995

Net sales for the three and six months ended June 30, 1996 decreased to $ 4 , 454,063 and $8,848,504 from $5,737,277 and $10,927,658 for the corresponding periods in 1995. Generally, for 1996 decreased sales reflect lower demand in the newspaper industry for capital equipment. Although sales have decreased for the three and six month periods, gross profit as a percentage of sales increased from 32% in 1995 to 37% in 1996. This was due to a product mix improvement and decreased inventory reserves charged to cost of sales in 1996 as a result of lower raw material inventories on hand.

Selling, general and administrative expenses for the three and six months ended June 30, 1996 decreased to $964,515 and $1,862,235 from $1,034,324 and
$1,948,392 for the corresponding periods in 1995. The decrease was primarily due to lower variable selling expenses, however, as a percentage of sales. Selling, general and administrative expenses increased reflecting an increase in personnel.

Research and development expenses for the three and six months ended June 30, 1996 increased to $221,727 and $354,077 from $18,145 and $63,200 in the corresponding periods in 1995. The increase reflects the Company s investment in two new projects relating to the Company's bottomwrapper and cartloader. The Company expects research and development expenditures to increase further as it develops other new products.

GENERAL

The Company s backlog as of June 30, 1996 was approximately $6,876,993 compared to $6,036,984 at June 30, 1995. The Company expects to ship all backlog within the next twelve months. Management is optimistic that the increased backlog will have a positive impact on net sales during the remainder of 1996.

LIQUIDITY

The  Company  believes  that  its  cash  and  securities available for sale of
$7,926,950   at June 30, 1996 are adequate to support the Company s operations at its current level.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

      Not applicable

Item 4.     Submission of Matters to a Vote of Security-Holders

      On May 14, 1996, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders voted on the election of the six members of the Board of Directors, a proposed amendment to the Articles of Incorporation
increasing  the number of shares    of  Common  Stock  that  the  Company  is
authorized to issue to 8,000,000 shares and ratification of the appointment of KPMG Peat Marwick LLP as independent public accountants to examine the financial statements of the Company for 1996.

      The voting results on the four matters are set forth below:
            1.    Election of Directors:

            Name of Nominee               For              Withheld

            Ralph M. Branca               1,290,456            5,825

            Richard D. Campbell           1,290,456            5,825

            Jack D. Finley                1,290,456            5,825

            Cristina H. Kepner            1,290,456            5,825

            Louis D. Kipp                 1,290,456            5,825


            William L. Rose               1,290,456            5,825

      2. Amendment to the of Articles of Incorporation increasing the number of shares of Common Stock that the Company is authorized to issue to 8,000,000 shares:

                      For           Against           Abstain
                  1,246,804         38,020             3,600

      3.    Approval of the Quipp, Inc. 1996 Equity Compensation Plan:


                       For          Against      Abstain     Broker  Non-votes
                      730,120       55,950        14,900         495,311

      4. Ratification of the appointment of KPMG Peat Marwick LLP as independent public accountants to examine the financial statements for the Company for 1996:

                      For            Against          Abstain
                  1,293,981           1,800             500

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            (3.1) Articles of Incorporation, as amended

            (3.2) Bylaws, as amended

            (27) Financial Data Schedule



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                QUIPP, INC.

      Date:  August 14, 1996                          By: s\Ralph M. Branca

                                                Ralph M. Branca
                                                President  and Chief Executive
                                                Officer

                                                By: s\Jeffrey S. Barocas

                                                Jeffrey S. Barocas
                                                Chief Financial Officer