Form 10-Q
period 1996-09-30
QUIPP INC
filed 1996-11-14
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


(MARK ONE)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period  ended September 30, 1996.

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

                         Commission file number  0-14870



                                    QUIPP, INC.
             (Exact name of registrant as specified in its charter)



            Florida                                      59-2306191
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

Yes       X             No

The number of shares of the registrant's common stock, $.01 par value, outstanding at October 31, 1996 was 1,565,765.


                                   QUIPP, INC.
                        THIRD QUARTER REPORT ON FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                          PAGE

Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheets -                                       3
        September 30, 1996 and  December 31, 1995

      Consolidated Statements of Operations - three and nine months       4
        ended September 30, 1996 and 1995
      Consolidated Statement of Changes in Stockholders' Equity -         5
       nine months ended September 30, 1996

      Consolidated Statements of Cash Flows -nine months                  6
        ended September 30, 1996 and 1995

      Notes to Consolidated Financial Statements                          7

Item 2 - Management's Discussion and Analysis of Consolidated             8
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                          ITEM 1:  FINANCIAL STATEMENTS
                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                  September  30,    December 31,
                                                      1996              1995
                                                (Unaudited)     (Summarized from
                                                                     audited
                                                                    financial
                                                                   statements)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                       $   315,587       $  1,251,020
Securities available for sale                     7,075,000          5,486,438
Accounts receivable, net of allowance
   for doubtful accounts of $ 715,275
   ($846,171 at December 31, 1995)                6,730,646          6,907,402
Inventories                                       3,731,332          3,474,885
Prepaid expenses and other receivables            1,220,621          1,263,201

TOTAL CURRENT ASSETS                             19,073,186         18,382,946

Property, plant and equipment - net               1,867,528          1,991,665

Other assets                                        778,382            892,517

TOTAL ASSETS                                    $21,719,096        $21,267,128

LIABILITIES AND STOCKHOLDERS   EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt             $   400,000        $   400,000
  Accounts payable - trade                          853,606            821,957
  Accrued salaries and wages                        290,041            499,041
  Deferred revenues and customer deposits         2,135,789          3,159,502
  Current tax liability                             323,166            213,997
  Other accrued liabilities                       1,807,337          1,760,019

TOTAL CURRENT LIABILITIES                         5,809,939          6,854,516

Long-term debt                                    1,550,000          1,550,000

TOTAL LIABILITIES                                 7,359,939          8,404,516

STOCKHOLDERS  EQUITY:
Common stock - par value $.01,
 8,000,000 shares authorized 1,634,465
 shares issued and 1,565,765 outstanding
 (3,000,000 authorized at December 31, 1995)         16,345             16,345
Capital contributed in excess of par value        5,113,190          5,113,190
Retained earnings                                  9,525,022          8,028,477
Less treasury stock, 68,700 shares at cost         (295,400)          (295,400)

TOTAL STOCKHOLDERS  EQUITY                       14,359,157         12,862,612



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $21,719,096        $21,267,128

See accompanying notes to the consolidated financial statements.



                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                            THREE MONTHS ENDED           NINE MONTHS ENDED
                              SEPTEMBER 30,                SEPTEMBER 30,
                            1996        1995             1996         1995

NET SALES               $6,009,445  $5,819,482       $14,857,950  $16 ,747,140
Cost of goods sold       3,838,800   3,846,689         9,410,622    11,259,344
GROSS PROFIT             2,170,645   1,972,793         5,447,328     5,487,796

Operating expenses

Selling, general and
 administrative expenses   921,740   1,076,500          2,783,987    3,027,412
Research and development   144,706      63,370            498,783      126,570

                         1,066,446   1,139,870          3,282,770    3,153,982

OPERATING INCOME         1,104,199     832,923          2,164,558    2,333,814

Interest  income (expense):
  Interest income           92,747     112,187            248,418      269,323
  Interest expense         (12,446)    (14,713)           (38,063)     (50,945)

                            80,301      97,474            210,355      218,378
INCOME BEFORE
 INCOME TAXES            1,184,500     930,397          2,374,913    2,552,192

Provision for
 income taxes              437,906     400,509            878,368      951,509

NET INCOME                $746,594    $529,888         $1,496,545   $1,600,683

Net income per common
 share and common
 equivalent share            $0.42       $0.32              $0.90        $0.99

Weighted average
 number of  common
 equivalent shares
 outstanding              1,782,293  1,631,017          1,663,993    1,624,040


See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS  EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (UNAUDITED)
                                                                   ADDITIONAL         TREASURY STOCK,
                              COMMON STOCK            PAID-IN      RETAINED              AT COST
                         SHARES ISSUED   AMOUNT       CAPITAL      EARNINGS         SHARES   AMOUNT    TOTAL
Balance,
  December 31, 1995     1,634,465       $16,345    $ 5,113,190    $ 8,028,477  68,700  ($295,400)  $12,862,612

Net income                                                          1,496,545                        1,496,545

BALANCE,
  SEPTEMBER 30, 1996    1,634,465       $16,345    $ 5,113,190    $ 9,525,022  68,700  ($295,400)  $14,359,157

                           QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                      NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                       1996          1995

CASH PROVIDED BY OPERATIONS:
Net income                                      $  1,496,545      $  1,600,683

Reconciliation of net income to net cash
   provided by (used in) operations:
Add back noncash (income) expense items
   Depreciation and amortization                     249,683           190,645
   Bad debt recovery                                (133,000)               -
                                                   1,613,228         1,791,328
Changes in operational assets and liabilities:
   Decrease (increase) in accounts receivable        314,246        (3,474,050)
  (Increase) in inventories                         (256,447)       (1,295,264)
   Decrease in other assets and prepaid
    expenses and other receivables                    42,580           572,403
   (Decrease) increase in accounts payable-trade      31,649          (477,910)
   (Decrease) in deferred revenues and
      customer deposits                           (1,023,713)       (1,202,215)
   (Decrease) increase in current tax liability      109,169          (420,090)
   (Decrease) increase in accrued
     salaries and wages                             (209,000)         (421,042)
   (Decrease) in other accrued liabilities            47,409           112,434
                                                    (944,107)       (6,830,602)

Net cash provided by (used in) operations            669,030        (5,039,274)

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) decrease in securities
  available for sale                              (1,588,562)        3,537,854
Capital expenditures                                 (15,901)          (55,850)
Acquisition of business                                   -           (280,000)
Net cash (used in) provided by
  investing activities                            (1,604,463)        3,202,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance (repayment) of debt                              -                -

Repurchase of stock                                       -                -
Conversion of stock options                               -            175,000
Net cash provided by financing activities                 -            175,000

INCREASE (DECREASE)  IN CASH
  AND CASH EQUIVALENTS                             ( 935,433)          137,730

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              1,251,020           744,770

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $   315,587       $   882,500

Supplemental disclosure of cash payments made for:
 Interest                                        $   38,062        $    50,945
 Income taxes                                    $  718,000        $ 1,298,600

See accompanying notes to the consolidated financial statements
                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - GENERAL

Quipp, Inc. through its subsidiary, Quipp Systems, Inc., is engaged primarily in the manufacture of material handling equipment for the newspaper industry.

The financial information included herein, which includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) is unaudited. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1995, in conformity with generally accepted accounting principles, (GAAP) and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 , and changes in its stockholders equity for the nine months ended September 30, 1996 and cash flows for the nine months ended September 30, 1996 and 1995. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year ending December 31, 1996.

NOTE 2 - INVENTORIES

Inventories at September 30, 1996 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1996 and December 31, 1995 was as follows:

                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1996              1995

RAW MATERIALS                                   $1,787,723        $2,945,575
WORK IN PROCESS                                  1,729,578           247,572
FINISHED GOODS                                     214,031           281,738

                                                $3,731,332        $3,474,885



                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS 1995

Net sales for the nine months ended September 30, 1996 were $14,857,950 as compared to $16,747,140 for the corresponding period in 1995. Although revenues for the current nine months are lower than the comparable period in 1995, the gross profit and its corresponding percentage of net sales for the nine months ended September 30, 1996 was $5,447,328 or 37% of net sales, as compared to $5,487,796 or 33% of net sales in 1995. Management believes that the decrease in net sales for the nine months ended September 30, 1996 as compared to the same period in 1995 was mainly attributable to reduced newspaper industry demand resulting from increased newsprint costs in the earlier part of 1996. The increase in the gross profit and its percentage of net sales is attributable to an improved product mix, combined with the implementation of cost improvement projects, that yielded higher gross profit margins on products sold in the nine months ended September 30, 1996.

Selling, general and administrative expenses for the nine months ended September 30, 1996 decreased 8% to $2,783,987 as compared to $3,027,412 for the corresponding period in 1995. The decrease is principally due to a decreased s a les volume. As a percentage of net sales, selling, general and administrative expenses were 18% for both the current and prior period.

Research and development expenses for the nine months ended September 30, 1996 increased to $498,783 as compared to $126,570 for the same period in the prior year. This increase is a result of the Company's increased emphasis on product development and product improvement. Management anticipates that the Company's higher level of research and development expenditures will continue. R&D is impacted from quarter to quarter by the level of the Company's backlog and the related engineering efforts required to customize and expedite shipments within each quarter. The costs associated with the customization are charged to cost of goods sold as incurred.

THREE MONTHS ENDED SEPTEMBER 30, 1996 VS 1995

Net sales for the three months ended September 30, 1996 were $6,009,445 as compared to $5,819,482 for the corresponding period in 1995. The increase of $189,963 or 3% was mainly attributable to increased order activity which management believes is caused by a recent decrease in newsprint costs to the publishing industry. Gross profit for the three months ended September 30, 1996 was $2,170,645 or 36% of net sales as compared to $1,972,793 or 34% of net sales in the same period of 1995. The increase is a result of the increased sales for the quarter, in addition to cost efficiencies achieved in production and purchasing.

Selling, general and administrative expenses for the three months ended September 30, 1996 decreased 14% to $921,740 as compared to $1,076,500 in the same period of 1995. The decrease in expenses is mainly a result of the Company incurring one-time costs for professional services related to the upgrade of its computer software systems in 1995.

Research and development expenses for the three months ended September 30, 1996 increased to $144,706 from $63,370 for the corresponding period in 1995. Several R&D projects were completed during the third quarter of 1996. The Company expects to complete its current R&D projects, as well as develop new projects for the future.

GENERAL

The Company s backlog as of September 30, 1996 was approximately $9,305,629 compared to $8,616,651 at September 30, 1995. The Company expects to ship all backlog within the next twelve months.

LIQUIDITY

Net income, as adjusted for non-cash income and expense items, generated $1,613,228 of operating cash flow for the nine months ended September 30, 1996. Net changes in operational assets and liabilities used operating cash of $944,107, resulting in cash provided by operations of $669,030. The changes in Operational assets and liabilities were principally a result of the decrease in customer deposits and deferred revenues of $1,023,713 when compared to December 31, 1995. A record level of shipments in the fourth quarter of 1995 with related deposits from customers collected in the first quarter of 1996 caused the decrease in customer deposits and deferred revenues. The Company also increased its investments in securities available for sale during the period by $1,588,562, which should positively impact interest income in future periods.

Net income, as adjusted for non-cash income and expense items, generated $1,791,328 of operating cash flow for the nine months ended September 30, 1995. Net changes in operational assets and liabilities used operating cash of $6,830,602 resulting in cash used by operations of $5,039,274. The acquisition of certain assets of Hall Processing Systems and higher volume in 1995 resulted in increases in operational assets as required to support these higher levels of business. Additionally, the conversion of stock options during the nine months ended September 30, 1995 generated $175,000 in cash from financing activities.

The Company believes that its cash and securities available for sale of 7,390,587 at September 30, 1996 are adequate to support the Company s operations at its current level.



                           PART II - OTHER INFORMATION


Items 1-5   Not applicable

Item 6            Exhibits and Reports on Form 8-K

            (a)   Exhibits

            Exhibit number

            10 Agreement, dated as of July 16, 1996 between the registrant, Quipp Systems, Inc., and Ralph M. Branca

            (b)   Financial Data Schedule

            27 No reports on Form 8-K were filed by the registrant during the quarter for which this report is being filed






                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                QUIPP, INC.

      Date:  November 13, 1996                  By: s\Ralph M. Branca

                                                Ralph M. Branca
                                                President and Chief Executive
                                                 Officer

                                                By: s\Jeffrey S. Barocas

                                                Jeffrey S. Barocas
                                                Chief Financial Officer



QUIPP, INC.
FORM 10-Q
EXHIBIT INDEX


Exhibit 10  Agreement dated as of July 16, 1996 between the registrant, Quipp
             Systems, Inc. and Ralph M. Branca

         27 Financial Data Schedule