Form 10-K405
period 1996-12-31
QUIPP INC
filed 1997-03-24
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-K
(MARK ONE)

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K (X) .

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 18, 1997 was approximately $12,356,619.*

The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 18, 1997 was 1,566,305.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated


Portions of the Quipp, Inc. Proxy Statement relating to the 1997 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

Where Incorporated

         Part III



*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.


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


EQUIPMENT MANUFACTURED BY THE COMPANY FOR THE NEWSPAPER MAILROOM INDUSTRY INCLUDES THE FOLLOWING :

NEWSPAPER STACKER - One of the Company's principal products is its Series 350 Stacker, which counts, batches and delivers stacks of newspaper via conveyor at speeds upwards of 85,000 copies per hour. In 1996, 1995 and 1994, sales of the Company's newspaper stackers accounted for 46%, 39% and 35%, respectively.
Also, in 1996, Quipp introduced the Quipp Sports Stacker aimed at smaller volume newspapers. The Quipp Sport performs the same mailroom functions as the Series 350 Stacker, but at maximum speeds of 60,000 copies per hour. These slower speeds are designed for lower circulation newspapers.

BOTTOMWRAPPER - The Company's bottomwrapper applies wrapping paper to the bottom or three sides of a newspaper stack to protect against product damage and utilizes inkjet printing on the wrapping paper to provide a means of identification. The Company introduced its improved bottomwrapper the Quipp Viper in 1996.

CART LOADING SYSTEM - This system accumulates and loads strapped bundles of printed material into transportation carts for transport to remote distribution centers. Empty carts are automatically transferred from the infeed staging position to the loading position. Upon completion of loading, the full cart, is automatically discharged from the cart loader and ready for the delivery truck. This cart loading process involves no manual intervention. The Company introduced an improved model of its cartloader in 1996.

OTHER PRODUCTS - Additionally, the Company manufactures a variety of other products for mailroom operations, including several different types of conveyors, stream aligners and centering pacers, fold compressors, newspaper sensors, press production monitors and other mailroom equipment.

The Company's manufacturing activities consist primarily of the assembly of components comprising its products, the fabrication of some mechanical parts and testing of completed products. The Company uses approximately 350 vendors to supply parts, materials and components for its various products. The Company believes that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in the Company's in-house machine shop, which is used primarily for custom engineering and development of prototype parts. All of the Company's products, excluding those not manufactured by the Company, have at least a one-year warranty, and the Company provides personnel for both installation and repair from its Miami-based service department. Customers are encouraged to stock spare modules and components.

The Company sells most of its products to newspaper publishers in the United States. The Company's foreign sales accounted for 19%, 18%, and 11% of total sales in 1996, 1995 and 1994 respectively. The following table indicates the amount of sales by geographic area during the past three years:

                                      1996          1995          1994

               United State        $17,555,230   $19,012,140   $15,088,678
                       Japa          1,801,360     1,335,192       149,472
                      Canad            314,698       430,855       175,031
               Latin Americ            203,949       166,605     1,165,028
                 New Zealan            128,276     1,799,382         7,160
                       Kore            838,612             0             0
                       Othe            725,748       452,597       449,479


                                   $21,567,873   $23,196,771   $17,034,848



As of December 31, 1996, the Company's backlog represented approximately $7,683,925 in firm sales orders, as compared to $6,488,324 on December 31, 1995. The Company believes that it will satisfy all orders included in the backlog by the end of 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the year ended December 31, 1996, the New York Times accounted for 11% of the Company's net sales. No customer accounted for 10% or more of the Company's net sales in 1995. The San Diego Union Tribune and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's net sales in 1994. Since the Company's equipment is designed to have an extended life, the Company's largest customers in any one year are usually different from the largest customers in a subsequent period. In connection with the installation of equipment, the Company will, at the request of a customer, resell related mailroom equipment to the customer that is not manufactured by the Company. Such sales accounted for approximately 3.0%, 4.0% and 5.0% of the Company's total sales in 1996, 1995, and 1994 respectively.


COMPETITION

The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined. The Company has competition from other manufacturers and sellers of material handling equipment, some of which have much greater financial resources than the Company's resources. Also, there has been consolidation among manufacturers of material handling equipment for the newspaper industry. Nevertheless, the Company believes it has been able to compete successfully in this industry by stressing its engineering expertise and the quality and reliability of its products. The Company believes there are two principal competitors for the newspaper mailroom equipment business in the United States. The first is Heidelburg Finishing Systems, a domestic subsidiary of Heidelberger Druckmaschinen, a German Company and, also, GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss Company. In addition, there are several companies that compete with respect to certain Company products in other segments of the business. The Company has experienced competition on the basis of price with respect to most of its products and anticipates that price competition will continue.


MARKETING

The Company sells its products domestically through a six person direct sales staff and internationally through foreign dealers. Its domestic marketing efforts include the direct solicitation by its sales staff, trade show participation and program of national and regional trade journal advertising. The Company's marketing efforts in international markets are coordinated through foreign dealers, some of which are commissioned, while others purchase the Company's products for resale. The Company uses computer aided systems that enable customization of any part of the proposal process, including the design of custom newspaper handling systems tailored to the specific prospective installation.


PATENTS

The Company holds 25 patents, including 20 U.S. patents, with expiration dates ranging from 1997 to 2011. The Company has four patents pending and continues to apply for patent protection when deemed advisable. However, the Company believes that the success of its products ultimately is dependent upon performance, reliability and engineering, and that its patents are not material to its business.


RESEARCH AND DEVELOPMENT

Research and development expenditures totaled $579,580, $219,170 and $361,790 in 1996, 1995 and 1994, respectively. Research and development expenditures in 1996 were principally devoted to the development of a new product and the improvement of two existing products. The new product, the Quipp Sport newspaper stacker, a compact version of the Quipp Series 350 stacker, was introduced in 1996 and designed for smaller circulation newspapers. The Company's Viper bottomwrapper and its automated cart loading system both incorporate improvements designed to increase automation and speed.


EMPLOYEES

As of February 1, 1997, the Company had 123 full-time employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of the Company are listed below:

                         BUSINESS EXPERIENCE DURING
          NAME                       THE PAST FIVE YEARS             AGE


RALPH M. BRANCA         Mr. Branca has been President and             61
                         Chief Executive Officer since May
                         1995 and a director of the
                         Company since April 1991. From
                         1989 to the present, he has been
                         President and owner of RMB Associates,
                         engaged in business consulting.

LOUIS D. KIPP           Mr. Kipp, a co-founder of the Company,        65
                        has been President of Quipp Systems,
                        Inc., since July 1987 and a director of
                        the Company from August 1983 until
                        January 1995 and since July 1995.
                        Mr. Kipp was President of the Company
                         from August 1983  until July 1987.
                         He was Treasurer of the Company
                         from August 1983 to April 1988.
                         Mr. Kipp was reelected to this position
                         in October 1990 and has served as
                         Treasurer since that date.





ITEM 2 - PROPERTIES


The Company operates its business from one site located in Miami, Florida. The building, which is owned by the Company, contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for the Company's manufacturing operations, with the remaining 14,870 square feet used for its administrative functions. The Company owns all of the equipment utilized in its manufacturing operations. In the opinion of management, the Company's properties are adequate and suitable for its operations.



ITEM 3 - LEGAL PROCEEDINGS


Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Not applicable

                                    PART II


ITEM 5 - MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock, $.01 par value, is traded on the Nasdaq National
Market under the symbol, "QUIP".   The following table sets forth high and low
sales prices of the Common Stock of the Company as reported on the Nasdaq National Market since January 1, 1995

                             1996                   1995
                        HIGH       LOW         HIGH       LOW


      FIRST QUARTE     $13.50     $10.25      $12.75      $6.75
     SECOND QUARTE      12.25      10.50       16.25      10.50
      THIRD QUARTE      11.87       9.00       14.75       9.50
     FOURTH QUARTE      11.25       8.38       12.50       8.50


As of March 13, 1997, the Company had approximately 79 record holders of the Common Stock, including brokers and other nominees. The Company has not paid dividends on its Common Stock since its inception.


ITEM 6 - SELECTED FINANCIAL DATA


The selected financial data should be read in conjunction with the financial statements and notes thereto which are included in elsewhere in this Annual Report on Form 10-K and also with Management's Discussion and Analysis of Financial Condition and Results of Operations. The following selected financial data for each of the years in the five-year period ended December 31, 1996 has been derived from the audited balance sheets and related statements of income of the Company.

                                1996         1995          1994          1993          1992
                                                         (In thousands, except
                                                              share data)
INCOME STATEMENT DATA:
Net sales                        $21,568      $23,197       $17,035         $14,789    $19,794
Gross profit                                    7,631         4,893           4,661      5,558
                                   7,864
Research and development                          219           362             510        366
                                     580
Selling, general and
     administrative                4,205        4,295         3,653           4,036      4,245
expenses
Operating profit                                3,117         1,968             115        947
                                   3,224
Net income                                      2,096         1,376             321        702
                                   2,220
Net income per common and
    common equivalent               1.31         1.30          0.88            0.21       0.45
share
Weighted average number o
    shares outstanding                      1,625,657     1,556,792       1,510,762  1,546,600
                               1,693,955




                             1996         1995         1994         1993            1992
BALANCE SHEET DATA:                                    (In thousands, except
                                                       share data)

Current assets               $19,496      $18,383      $14,482      $11,959         $13,105
Total assets                              21,267       19,342       14,241          15,194
                             22,074
Current liabilities          5,842        6,855        7,444        3,669           4,548
Long-term liabilities                     1,550        1,350        1,700           1,800
                             1,150
Shareholders' equity                      12,863       10,548       8,871           8,846
                             15,082
Book value per share         9.63         8.21         7.18         6.04            6.02

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND

RESULTS OF

               OPERATIONS


RESULTS OF OPERATIONS

(Note: all dollar amounts are in thousands)

                                    1996         1995

NET SALES                        $21,568      $23,197


     INCREASE (DECREASE)-
                                 (1,629)

            %                        (7)

The Company's net sales decreased in 1996 as compared to 1995. The Company believes that the decline reflects increased newsprint costs experienced by newspapers in the second half of 1995 and a resulting decline in the orders received by the Company through the first half of 1996.


                                    1996         1995

GROSS PROFIT                      $7,864       $7,631


     INCREASE (DECREASE)-
                                     233
%                                      3

      PERCENT OF NET SALE            36%          33%

The increased gross profit, in spite of reduced net sales, was a result of cost reduction programs instituted by the Company in its principal product lines. Additionally, the Company had an improved sales mix.


                                    1996         1995



SELLING, GENERAL, AND
      ADMINISTRATIVE              $4,205       $4,295


     INCREASE (DECREASE)-
                                    (90)

                                     (2)

      PERCENT OF NET SALE            19%          19%


The decrease in selling, general and administrative expenses in 1996 is primarily attributable to a reduction in system consulting fees incurred by the Company in 1996 as compared to 1995. This was partially offset by increased selling expenses, resulting from the expansion of the Company's sales staff in order to provide additional market coverage.


                                    1996         1995
RESEARCH AND DEVELOPMENT            $580         $219


     INCREASE (DECREASE)-
                                     361

                                     165

      PERCENT OF NET SALE             3%           1%

Research and development expenses increased from 1995 to 1996 due to management's planned commitment to reengineer certain of its existing products and introduce new products. In addition, the Company added three engineers to better support the planned research and development projects, and to provide additional engineering support for sales customization. The expenditures were principally directed towards the improvement of the Company's bottomwrapper and cartloader and the introduction of the Company's Quipp Sport Stacker.


                                    1996         1995

OPERATING PROFIT                  $3,224       $3,117


     INCREASE (DECREASE)-
                                     107

                                       3

      PERCENT OF NET SALE            15%          13%

The increase in operating profit and its related percentage of net sales for 1996, as compared to 1995, is principally a result of the increased gross profit, offset, in part, by the increase in research and development expenditures.


RESULTS OF OPERATIONS

      1995 VS 1994
                                    1995         1994

NET SALES                        $23,197      $17,035


     INCREASE (DECREASE)-
                                   6,162

                                      36

The Company's increased net sales for 1995 were mainly a result of higher stacker shipments as compared to those in 1994. The increased shipments reflected the addition of the Hall Dual Carrier Stacker to the Company's product line as a result of the acquisition of the inventory of Hall Processing Systems
("Hall"), in December 1994 and January 1995.   See Note 2 to the Consolidated
Financial Statements for further discussion of the Hall acquisition. In addition, the Company generated greater spare parts sales in 1995, due in part to the Hall acquisition, as well as increased sales of bottomwrappers.









                                    1995         1994
GROSS PROFIT                      $7,631       $4,893


     INCREASE (DECREASE)-
                                   2,738

                                      56

      PERCENT OF NET SALE            33%          29%

Increased gross profit reflects decreased costs of sales, as a result of price negotiation with vendors and, in certain instances, use of lower cost vendors for stacker parts. The higher 1995 gross profit also resulted from cost savings in connection with the redesign of the Company's stacker, as well as, an improved mix of the products sold.


                                    1995         1994

SELLING, GENERAL, AND
       ADMINISTRATIVE             $4,295       $3,653


     INCREASE (DECREASE)-
                                     642

                                      18

      PERCENT OF NET SALE            19%          21%

Selling, general and administrative expenses increased principally due to increased amortization resulting from the Hall acquisition. Selling, general and administrative expenses also reflected other expenses relating to the Hall acquisition and increased costs incurred to support higher net sales. The Company also incurred expenses in 1995 related to an upgrade in its computer system.


                                    1995         1994

RESEARCH AND DEVELOPMENT            $219         $362


     INCREASE (DECREASE)-
                                   (143)

                                    (40)

      PERCENT OF NET SALE             1%           2%

Research and development expenses decreased from 1994 to 1995 due to increased utilization of the Company's engineering staff to support the Company's increased net sales, as many orders received by the Company require some degree of custom engineering. As noted above in the 1996 vs 1995 analysis, the Company added new engineering personnel to better support engineering demands relating both to sales and research and development projects.


                                    1995         1994

OPERATING PROFIT                  $3,117       $1,968


     INCREASE (DECREASE)-
                                   1,149

                                      58

      PERCENT OF NET SALE            13%          12%
The significant increase in stacker shipments and improved margins were the principal factors contributing to the increases in operating profit from 1994 to 1995.




GENERAL


A majority of the Company's sales are made on a contract basis, for which, customarily a deposit is received upon the execution of a sales contract. Payments on a substantial portion of the balance of the purchase price are generally received prior to shipment. Any remaining amount due is typically received upon the completion of the installation. Revenue is recognized upon shipment of the equipment to the customer. If the customer contract also includes installation of equipment, the revenue relating to the installation is recognized at completion of the equipment installation at the customer site.

The Company's larger orders are typically received some months in advance of delivery. Therefore, backlog can be an important, though by no means a conclusive, indication of the Company's revenue stream over the short term. The timing of revenues can be affected by the size of pending orders, the amount of custom engineering required with respect to an order, the timetable for delivery and the receipt and nature of new orders. The Company's backlog as of December 31, 1996 was $7,683,925 compared to
$6,488,324 at the same date in 1995. The Company believes it will satisfy all orders in the December 31, 1996 backlog by the end of 1997.


LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1996, the Company's cash and cash equivalents and securities available for sale totaled $8,612,260, as compared to $6,737,458 in 1995, an increase of $1,874,802. The increase from 1995 was principally related to the cash provided by operations. The Company's working capital was $13,654,271, an increase of $2,125,841 from $11,528,430 in 1995. The Company believes its resources are sufficient to fund operations at its current levels.


INFLATION

The rate of inflation has not had a material impact on the operations of the Company.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditors' Report

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1996, and 1995

   Consolidated Statements of Income For Each of the Years in the Three-Year Period Ended December 31, 1996

   Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31,1996

   Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1996

Notes to Consolidated Financial Statements
                              INDEPENDENT AUDITORS' REPORT


The Board of Directors
Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP
Miami, Florida
February 17, 1997


                           QUIPP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                       1996           1995
ASSETS
Cash and cash equivalents                              $148,429     $1,251,020
Securities available for sale                         8,463,831      5,486,438
Accounts receivable, net                              6,075,292      6,907,402
Inventories                                           3,595,199      3,474,885
Deferred tax asset-current                            1,087,619      1,177,920
Prepaid expenses and other receivables                  125,749         85,281


TOTAL CURRENT ASSETS                                 19,496,119     18,382,946

Property, plant and equipment, net                    1,828,668      1,991,665

Goodwill                                                468,302        499,522
Other assets                                            232,623        354,315
Deferred tax asset                                       48,576         38,680


TOTAL ASSETS                                        $22,074,288    $21,267,128



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                  $700,000       $400,000
    Accounts payable                                  1,066,185        821,957
    Accrued salaries and wages                          601,455        499,041
    Deferred revenues                                 1,824,898      3,159,502
    Income taxes payable                                 44,786        213,997
    Other accrued liabilities                         1,604,524      1,760,019


TOTAL CURRENT LIABILITIES                             5,841,848      6,854,516

Long-term debt                                        1,150,000      1,550,000



CONTINGENCIES

TOTAL LIABILITIES                                     6,991,848      8,404,516



Shareholders' Equity:
    Common stock - par value  $.01 per share,
        8,000,000 shares authorized.  1,634,465
shares issued and
       1,565,765 shares outstanding,                     15,658         15,658
respectively, in 1996 and 1995
    Additional paid-in capital                        5,113,877      5,113,877
    Retained earnings                                10,248,305      8,028,477
    Treasury stock, at cost, 68,700 shares            (295,400)      (295,400)

TOTAL SHAREHOLDERS' EQUITY                           15,082,440     12,862,612


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $22,074,288    $21,267,128
See accompanying notes to the consolidated financial statements.

                                                     QUIPP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                            YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                               1996            1995            1994
Net sales                                   $21,567,873     $23,196,771     $17,034,848
Cost of sales                              (13,703,717)    (15,565,945)    (12,142,121)


GROSS PROFIT                                  7,864,156       7,630,826       4,892,727


Other operating income and (expense)
items:
    Sale of patent and license right            145,038               0       1,090,000
    Selling, general and                    (4,205,480)     (4,294,970)     (3,653,007)
administrative expenses
    Research and development                  (579,580)       (219,170)       (361,790)


OPERATING PROFIT                              3,224,133       3,116,686       1,967,930

Other income (expense):
    Interest income                             345,120         355,148         274,895
    Interest expense                           (61,032)        (90,314)        (53,436)

                                                284,088         264,834         221,459

INCOME BEFORE INCOME TAXES                    3,508,221       3,381,520       2,189,389

Income tax provision                        (1,288,393)     (1,285,292)       (813,183)
NET INCOME                                   $2,219,828      $2,096,228      $1,376,206



PER SHARE AMOUNTS:

Net income per common and common
        equivalent share                          $1.31           $1.30           $0.88




Weighted average number of common
    equivalent shares outstanding             1,693,955       1,625,657       1,556,792

See accompanying notes to the consolidated financial statements.

                                    QUIPP, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994

                                                       ADDITIONAL
                               COMMON        STOCK      PAID-IN      RETAINED

                               SHARES       AMOUNT      CAPITAL      EARNINGS


Balance, January 1, 1994        1,400,765     $14,008   $4,596,777    $4,556,043
Net Income                                                             1,376,206
Common stock subscribed


Balance, December 31, 1994      1,400,765      14,008    4,596,777     5,932,249
Net Income                                                             2,096,228
Conversion of employee
      stock options               125,000       1,250      217,500
Issuance of shares for
    acquisitions                   40,000         400      299,600
Common stock subscribed


Balance, December 31, 1995      1,565,765      15,658    5,113,877     8,028,477
Net Income                                                             2,219,828


BALANCE, DECEMBER 31, 1996      1,565,765     $15,658   $5,113,877   $10,248,305


                               COMMON     TREASURY STOCK AT COST

                                STOCK       SHARES       AMOUNT        TOTAL
                             SUBSCRIBED

Balance, January 1, 1994                0      68,700    (295,400)     8,871,428
Net Income                                                             1,376,206
Common stock subscribed           300,000                                300,000


Balance, December 31, 1994        300,000      68,700    (295,400)    10,547,634
Net Income                                                             2,096,228
Conversion of employee
      stock options                                                      218,750
Issuance of shares for
    acquisitions                                                         300,000
Common stock subscribed         (300,000)                              (300,000)


Balance, December 31, 1995              0      68,700    (295,400)    12,862,612
Net Income                                                             2,219,828


BALANCE, DECEMBER 31, 1996             $0      68,700   ($295,400)   $15,082,440




See accompanying notes to the consolidated financial statements.

                                                     QUIPP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           YEARS ENDING DECEMBER 31, 1996, 1995 AND 1994


                                                 1996           1995           1994
Cash provided by operations:
    Net Income                                 $2,219,828     $2,096,228     $1,376,206


Reconciliation of net income to net cash
provided by (used in) operations:
    Deferred income taxes                          84,720       (84,358)       (87,768)
    Depreciation and amortization                 333,321        325,569        171,424
Changes in operational assets and
liabilities:
    Restricted cash                                     0      1,023,765    (1,023,765)
    Accounts receivable                           832,110    (4,286,173)         17,922
    Inventories                                 (120,314)        908,376         36,948
    Other assets and prepaid expenses and          81,224        490,318      (356,156)
other receivables
    Accounts payables and other accrued            71,860    (1,167,096)        451,550
liabilities
    Deferred revenues                         (1,334,604)        686,139      2,120,769
    Income taxes payable                        (169,211)      (408,723)        776,929

Net cash provided by (used in) operations       1,998,934      (415,955)      3,484,059


Cash flows from investing activities:
    Securities available for sale             (2,977,393)      1,527,651    (6,414,089)
    Capital expenditures                         (24,132)      (144,196)      (187,923)
    Acquisition of business                             0      (280,000)      (377,500)
Net cash (used in) provided by investing      (3,001,525)      1,103,455    (6,979,512)
activities


Cash flows from financing activities:
    Repayment of debt                           (100,000)      (400,000)      (350,000)
    Conversion of stock options                         0        218,750              0

Net cash used in financing activities           (100,000)      (181,250)      (350,000)


Increase (decrease) in cash and cash          (1,102,591)        506,250    (3,845,453)
equivalents

Cash and cash equivalents at beginning of       1,251,020        744,770      4,590,223
year


Cash and cash equivalents at end of year         $148,429     $1,251,020       $744,770



Supplemental disclosure of cash payments
made for:
    Interest                                      $61,032        $90,314        $53,436


    Income taxes                               $1,326,000     $1,778,373       $124,022

Supplemental disclosure of non-cash investing activities:
In December 1994 as discussed in Note 2, the Company acquired the inventory ($1,259,000) and other assets ($267,758) of Hall Processing Systems. The purchase price in 1994 included the issuance of common shares of the Company valued at $300,000 and $677,500 in cash.


See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 1-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION-The consolidated financial statements include the accounts of Quipp, Inc. (the "Company") and Quipp Systems, Inc., a wholly-owned subsidiary. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS-The Company designs and manufactures material handling equipment for the mailroom operations of newspapers.

INVENTORIES- Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

ACCOUNTS RECEIVABLE/DEFERRED REVENUES-The majority of the Company's sales are made on a contract basis, which provide for progress payments. These payments, as received, are recorded to the customer's accounts receivable balance and the revenue related to the contract is deferred. Revenue is recognized upon shipment of the equipment to the customer. Accounts receivable are net of an allowance for doubtful accounts of $715,275 and $846,171 in 1996 and 1995, respectively.

GOODWILL-Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited, generally 17 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

RESEARCH AND DEVELOPMENT COSTS-The Company expenses research and development costs as they are incurred.

PROPERTY, PLANT AND EQUIPMENT, NET-The Company provides for depreciation of property, plant and equipment, all of which are recorded at cost by annual
charges to income.   Depreciation is computed using the straight line method.
When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. Repairs and maintenance are charged to income as incurred; significant renewals and betterments are capitalized.

INCOME TAXES-Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CASH AND CASH EQUIVALENTS- Cash and cash equivalents includes all the Company's operating cash balances.

SECURITIES AVAILABLE FOR SALE- Securities, which are any securities that are not held for trading or intended to be held to maturity, are classified as available for sale and recorded at fair value. Unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of shareholders' equity until realized. Realized gains and losses arising from the sales of securities are computed using the specific identification method and included in the determination of net income. Fair value of the securities is determined based upon market prices or using discounted cash flow and investment risk. A decline in the market value of any available for sale security below cost, that is deemed to be other than temporary, will result in a reduction in carrying amounts of the fair value. This impairment would be charged to income and a new cost basis for the security would be established. Dividend and interest income are recognized when earned.

NET INCOME PER SHARE-Net income per share is determined using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares, which result from the assumed issuance of shares under the Company's stock option plans, are determined using the treasury stock method.

DEFERRED BOND FINANCING COST - Deferred bond financing costs, which were incurred upon issuance of the industrial revenue bonds, are included in other assets and are being amortized using a method which approximates the effective yield over the term of issue of the bonds.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could also affect the reported amounts of revenues
and expenses during the reporting period.   Significant items subject to
estimates include the allowance for doubtful accounts, warranty reserves, provision for costs on completed contracts and inventory reserves. Actual results could differ from those estimates.

WARRANTY RESERVES - The Company's warranty reserves are determined based on the Company's experience with customers' claims arising from the sale of merchandise. The Company's exposure is based upon previous experience which is estimated at 1 1/2% of contract sales revenue. Amounts added to these reserves were charged to selling expense. The Company does not reserve for products manufactured by others, because they are not covered by a Company warranty.

IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 121," Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. This statement was adopted by the Company in 1996. The adoption did not have a material effect on the Company's financial position or results of operations.

STOCK OPTION PLAN - Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25," Accounting for Stock Issued to Employees," ("APB No.25") and related interpretations. APB compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123," Accounting for Stock Based Compensation," ("SFAS No.123") which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma net income per share and common equivalent shares disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

RECLASSIFICATIONS - Certain reclassifications have been made to prior years financial statements to conform to the current year's presentation.


NOTE 2- ACQUISITION

In December 1994 and January 1995, the Company purchased the inventory of Hall Processing Systems ("Hall"), in a series of transactions, as well as used equipment and intellectual property (i.e. patents, drawings, etc.) for approximately $1,900,000. The purchase price included $677,500 in cash, a 3-year promissory note in the principal amount of $900,000 and the issuance of 40,000 shares of the Company's common stock valued at $300,000, or $7.50 per share. The purchase of approximately $900,000 of the inventory, consisting primarily of raw materials, was concluded in January 1995 and recorded to the books at such time. The purchase was accounted for by the purchase method and the assets were recorded based upon their estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair value of the net assets acquired as of that date, was recorded as goodwill in the amount of $530,742 and is being amortized over 17 years.


NOTE 3-  SALE OF PATENT AND LICENSE RIGHTS

In August 1994, the Company sold the rights to manufacture and sell worldwide, except in the United States, its single gripper conveyor system for $50,000. In addition, the assignee of the right agreed to assume all of the warranty expenses incurred at an installation site. The Company had previously accrued a warranty reserve of $140,000 with respect to the installation. This reserve was reversed as part of the recording of the transaction. In December 1994, the Company sold the rights, title and interest in its tray system patent for $900,000. The Company, however, was granted a license to make, use and sell its tilt-tray system for use in the delivery of newspapers. There were no comparable amounts received by the Company in 1995. In the year ended December 31, 1996, of the total received by the Company for the sale of patent and license rights approximately $100,000 was for non-exclusive licensing rights on its patent for three quarter wrap technology. The balance represented miscellaneous royalties.


NOTE 4-  SECURITIES AVAILABLE FOR SALE

Securities available for sale, which are recorded at fair value, consist primarily of state and local government obligations and other short-term investments. The carrying value of securities available for sale approximates fair value as of December 31, 1996 because of the short term maturity provisions of these instruments.


NOTE 5-  INVENTORIES

Components of inventory as of December 31, were as follows:

                            1996            1995

Raw Material                $1,916,968      $2,945,575
Work in Process             1,541,605       247,572
Finished Goods              136,626         281,738


                            $3,595,199      $3,474,885




NOTE 6-  INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 is as follows:

                          CURRENT           DEFERRED          TOTAL
1996
     U.S. Federal         $1,072,267        $75,471           $1,147,738
       State and          131,406           9,249             140,655
local

                          $1,203,673        $84,720           $1,288,393

1995
     U.S. Federal         $1,169,605        ($72,171)         $1,097,434
       State and          200,045           (12,187)          187,858
local

                          $1,369,650        ($84,358)         $1,285,292

1994
     U.S. Federal         $802,594          ($78,187)         $724,407
       State and          98,357            (9,581)           88,776
local


                          $900,951          ($87,768)         $813,183



The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:
                                  1996            1995
Deferred tax assets:
    Warranty reserve               $94,456        $110,744
    Inventory obsolescence         225,630         165,900
    Allowance for bad debts        264,651         313,083
    Contract reserves               80,351         163,367
    Depreciation                    60,720          38,680
    Vacation accrual                91,872          72,160
    Unicap                          73,299          98,995
    Workman's compensation               0          10,693
    Other taxes                    161,706         172,308
    Other                           83,510          70,670

Total gross deferred tax         1,136,195       1,216,600
assets
   Less valuation allowance              0               0

Deferred tax assets              1,136,195       1,216,600
Deferred tax liability                   0               0

Net deferred tax assets          1,136,195       1,216,600
Less: noncurrent portion
depreciation                      (48,576)        (38,680)


                                $1,087,619      $1,177,920




The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 1996, 1995, and 1994:

                                Year Ending December 31,

                               1996         1995        1994


Statutory federal income      34.0%        34.0%       34.0%
tax rate

Increase resulting from:

State and Local taxes,
net of
     federal income tax         2.6          3.7         2.7
benefit

Other                           0.4          0.3         0.4
                              37.0%        38.0%       37.1%



NOTE 7-  PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment balances net at December 31, 1996 and 1995 consist of the following:


                                                               ESTIMATED
                               1996       1995                   USEFUL
                                                                 LIFE
                                                                (YEARS)
                       Lan    $500,500   $500,500
                   Buildin   1,431,772  1,431,772                 31
      Building Improvement     245,692    245,692                 10
                  Machiner     717,827    717,827                  5
     Furniture and Fixture     147,160    145,270                  5
         Computer Equipmen     496,122    473,882                  5
                Automobile      58,740     58,740                  5


                             3,597,813  3,573,683
Less: Accumulated            1,769,145  1,582,018
depreciation


                             $1,828,66  $1,991,66
                                     8          5



Depreciation expense charged to income was $187,128, $179,377, and $167,465 in 1996, 1995, and 1994, respectively.


NOTE 8-  LONG-TERM DEBT

INDUSTRIAL REVENUE BONDS-On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds which have a balance of $1,250,000 at December 31, 1996, of which $100,000 is classified as current. The Bonds are secured by a letter of credit from a bank, and bear interest at an average rate of 3.7% and 4.2% during 1996 and 1995, respectively. The bonds are payable in installments of $100,000 in years 1997 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 1998.

HALL PROCESSING NOTE-As a part of the Hall acquisition described in Note 2, the Company entered into a $900,000 promissory note. The note is payable over three years and bears interest at 5 percent per year. As of December 31, 1996, the note had a balance of $600,000 classified as short-term, of which $300,000 was paid in January, 1997, with the remainder due in December 1997.


NOTE 9-  BENEFIT  PLANS

1996 EQUITY COMPENSATION PLAN-In 1996, the Quipp, Inc. 1996 Equity Compensation Plan (the "Equity Compensation Plan") was adopted by the Board of Directors and approved by the shareholders. The Plan authorizes up to 400,000 shares of Common Stock for issuance. The Equity Compensation Plan replaced the Quipp, Inc. 1990 Incentive Stock Option Plan (the "1990 Plan"), which was terminated. The Equity Compensation Plan provides for grants of stock options and stock-based awards to employees of the Company and certain other consultants and advisors. It also provides for the grant of stock options to non-employee members of the Company's Board of Directors. Stocks options, issued in connection with the Plan, are granted with an exercise price per share equal to fair market value of a share of Company Common Stock at the date of grant. All stock options have five to ten year maximum terms and vest ,either immediately, or up to three years after the date of grant.


At December 31, 1996, there were 216,500 shares available for grant under the Equity Compensation Plan, with 183,500 shares granted in 1996. The per share weighted average fair value of stock options granted during 1996 ranged from approximately $3 to $6 on the dates granted using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield is zero, risk-free interest rate of 6.4%, and expected lives ranging from five to ten years. The Company applies APB opinion No. 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                    1996            1995


Net Income           As reported  $2,219,828     $2,096,228
                     Pro forma    $1,967,146     $2,096,228


Net Income per Commo As reported       $1.31          $1.30
and
Common Equivalent    Pro forma         $1.16          $1.30
Share

The full impact of calculating compensation expense for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation expense is reflected over the options' vesting period which could be up to three years. Also, the provisions of SFAS No. 123 apply to grants awarded subsequent to December 15, 1994. As the Company did not grant any options for the year ended December 31, 1995, compensation expense for 1995 is not applicable. At December 31, 1996, the range of weighted-average exercise prices and remaining contractual life of outstanding options was approximately $10 to $12, and 5 to 10 years, respectively. At December 31, 1996, the number of options exercisable was 95,250 and the weighted-average exercise price of those options was $12.

1996 DIRECTORS FEE PURCHASE PLAN-The Quipp, Inc. Directors Fee Purchase Plan (the "Plan") is effective with the first board meeting in 1997. The plan's purpose is to provide members of the Boards of Directors of Quipp, Inc. (the "Company) and its wholly-owned subsidiary Quipp Systems, Inc. ("Quipp Systems"), with the opportunity to apply their fees for serving as members of the respective Boards of Directors to the purchase of Common Stock of the company, $.01 par value.

STOCK APPRECIATION RIGHTS PLAN-The Company has a Stock Appreciation Rights Plan for managerial employees. The Plan provides, among other things, incentive compensation based upon appreciation in the market value of the Common Stock of the Company. Vesting of share units occurs in equal increments over a five-year period. Payments can be made annually or deferred until not later than the end of the five year period, or such longer period as may be approved by the Board of Directors. No more than 100,000 share units may be issued pursuant to the Plan. No share units were awarded in 1996, 1995, or 1994. Payments relating to current vesting of previous Plan awards were $4,254, $30,606, and $132,997 in 1996, 1995, and 1994, respectively.

EMPLOYEE SAVINGS AND INVESTMENT PLAN-The Quipp Systems, Inc. Employee Savings and Investment Plan ("the Saving Plan") is a defined contribution plan which covers substantially all full-time employees. The Saving Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(K) and 404 of the Internal Revenue Code. In 1996, the Board of Directors approved an increase in the matching contribution by the Company to the Saving Plan up to 50%, from 25% in 1995, of the first 4% of compensation deferred by each participant, The amount contributed by the Company in 1996, 1995 and 1994 was $71,222, $37,935 and $36,357, respectively. The administrative expenses of the Plan are paid by the Company as sponsor.

NOTE 10-  MAJOR CUSTOMERS

For the year ended December 31, 1996, the New York Times accounted for approximately 11% of the Company's net sales. In 1995, no customer accounted for 10% or more of the company's net sales. The San Diego Union Tribune and Dow Jones & Company accounted for approximately 22% and 10%, respectively, of the Company's net sales in 1994. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 19%, 18%, and 11% of total net sales in 1996, 1995 and 1994, respectively.


NOTE 11-  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the following approximate fair value because of the short maturity of these instruments as of December 31, 1996 and 1995: cash and cash equivalents, securities available for sale, accounts receivable, prepaid expenses and other receivables, current portion of long-term debt, accounts payable and accrued salaries and wages. The carrying value and fair value of the Company's long-term debt as of December 31, 1996 was $1,150,000 and $830,300, respectively, and December 31, 1995 was $1,550,000 and $1,164,400,
respectively.


NOTE 13-  CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, including asserted and unasserted claims. In the opinion of management, the resolution of these matters, would not have a material adverse effect on the Company's financial position, results of operations or liquidity.


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



ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Not applicable

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1    Financial Statements - See Index to Financial Statements in Item 8


     2    All schedules are omitted because they are inapplicable

     3    Exhibits  (Note:  The file number of all referenced Annual and
Quarterly  Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

          3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996).

          3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1996).

          10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988, (Incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.2 Indenture of Trust between Dade County Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.3 Specimen Bond - Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.4 Copy of Promissory Note, dated as of October 4, 1988, from Quipp, Inc. to Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.5 Reimbursement Agreement among NCNB National Bank of North Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988 (Incorporated by reference to Exhibit 10.4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.6 Mortgage and Security Agreement from Quipp, Inc. to NCNB National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit
10.4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).
          10.2.7 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to the Registrant's Annual Report On Form 10-K for the fiscal year ended December 31, 1988).

          10.2.9 Letter Agreement dated March 26, 1992 between NCNB National Bank of North Carolina and the Registrant dated March 27, 1991 (Incorporated by reference to Exhibit 10.3.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

          10.2.10 Amendment to Reimbursement Agreement among NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994 (Incorporated by reference to Exhibit 10.2.10 to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1996).


          *10.3     Quipp, Inc. Directors Fee Purchase Plan (Incorporated by
Reference to Exhibit 4 to the Registrant 's Registration Statement on Form S-8 ( File No. 333-17319) filed with the Commission in December 5, 1996).

          *10.4     Quipp, Inc. Stock Appreciation Rights Plan (Incorporated by
reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          *10.5     Quipp, Inc. 1996 Equity Compensation Plan. (Incorporated by
Reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
          *10.6     Restated Employment Agreement, dated May 1, 1995, between
Quipp Systems, Inc. and Louis D. Kipp (Incorporated by refernece to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal Year ended December 31, 1995).

          *10.7     Quipp Systems, Inc. Employee Savings and Investment Plan
(Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

          *10.8     Agreement dated as of July 16, 1996 among Quipp, Inc., Quipp
Systems, Inc. and Ralph M. Branca (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter Ended September 30, 1996).

          11        Computation of Net Income Per Share.

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

                             QUIPP, INC.


Date: March 17, 1997               By: s\Ralph M. Branca

                                   Ralph M. Branca,
                                   Principal Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE               TITLE                     DATE


S\_ RALPH M. BRANCA

RALPH M. BRANCA         Principal Executive       March 17, 1997
                        Officer and President


S\ RICHARD CAMPBELL

RICHARD CAMPBELL        Director                  March 17, 1997



_S\_ JACK D. FINLEY

JACK D. FINLEY          Director                  March 17, 1997



S\ CRISTINA H. KEPNER

CRISTINA H. KEPNER      Director                  March 17, 1997



_________________

WILLIAM L. ROSE         Director                  March 17, 1997



S\ LOUIS D. KIPP

LOUIS D. KIPP           Treasurer                 March 17, 1997



_S\ JEFFREY S. BAROCAS

JEFFREY S. BAROCAS      Principal Financial Officer  March 17, 1997



S\_ MARY JOHNSON

MARY JOHNSON            Principal Accounting Officer  March 17, 1997




                                  QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT  INDEX
(a)  1    Financial Statements - See Index to Financial Statements in Item 8


     2    All schedules are omitted because they are inapplicable

     3    Exhibits  (Note:  The file number of all referenced Annual and
Quarterly  Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

          3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996).

          3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,
1996).

          10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988, (Incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.2 Indenture of Trust between Dade County Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.3 Specimen Bond - Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

               10.2.4 Copy of Promissory Note, dated as of October 4, 1988, from Quipp, Inc. to Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.5 Reimbursement Agreement among NCNB National Bank of North Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988 (Incorporated by reference to Exhibit 10.4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.6 Mortgage and Security Agreement from Quipp, Inc. to NCNB National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit
10.4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.7 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2.8 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to the Registrant's Annual Report On Form 10-K for the fiscal year ended December 31, 1988).

          10.2.9 Letter Agreement dated March 26, 1992 between NCNB National Bank of North Carolina and the Registrant dated March 27, 1991 (Incorporated by reference to Exhibit 10.3.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

          10.2.10 Amendment to Reimbursement Agreement among NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994 (Incorporated by reference to Exhibit 10.2.10 to the Registrant's annual Report on Form 10-K for the fiscal year ended December 31, 1996).


          *10.3     Quipp, Inc. Directors Fee Purchase Plan (Incorporated by
Reference to Exhibit 4 to the Registrant 's Registration Statement on Form S-8 ( File No. 333-17319) filed with the Commission in December 5, 1996).

          *10.4     Quipp, Inc. Stock Appreciation Rights Plan (Incorporated by
reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          *10.5     Quipp, Inc. 1996 Equity Compensation Plan. (Incorporated by
Reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

          *10.6     Restated Employment Agreement, dated May 1, 1995, between
Quipp Systems, Inc. and Louis D. Kipp (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal Year ended December 31, 1995).

          *10.7     Quipp Systems, Inc. Employee Savings and Investment Plan
(Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

          *10.8     Agreement dated as of July 16, 1996 among Quipp, Inc., Quipp
Systems, Inc. and Ralph M. Branca (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the quarter Ended September 30, 1996).

          11        Computation of Net Income Per Share.

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