Form 10-Q
period 1997-03-31
QUIPP INC
filed 1997-05-14
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

[X]     Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities

Exchange Act Of 1934

For the quarterly period ended March 31, 1997.


                                       or

[ ] Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from ___  to  __

Commission file number:  0-14870

                                   QUIPP, INC.

             (Exact name of registrant as specified in its charter)


                 Florida                     59-2306191.
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

Yes X          No  __


The number of shares of the registrant's common stock. $.01 par value, outstanding at March 31, 1997 was 1,566,305.

                                  QUIPP, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                   PAGE

Item 1 -  Consolidated Financial Statements

     Consolidated Balance Sheets -                                 3
       March 31, 1997 and  December 31, 1996

     Consolidated Statements of Income - Three months              4
       ended March 31, 1997 and 1996

     Consolidated Statements of Cash Flows - Three months          6
       ended March 31, 1997 and 1996

     Notes to Consolidated Financial Statements                    7

Item 2 -  Management's Discussion and Analysis of Consolidated     8
       Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K


                         PART 1 - FINANCIAL INFORMATION
                           QUIPP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                   MARCH 31,     DECEMBER 31,
                                                     1997           1996
                                                 -----------      -----------
                                                 (Unaudited)     (Summarized
                                                                     from
                                                                   audited
                                                                  financial
                                                                  statements)
ASSETS

Current assets:
Cash and cash equivalents                        $ 9,652,803       $ 8,612,260
Accounts receivable, net                           6,981,840         6,075,292
Inventories                                        3,857,188         3,595,199
Deferred tax asset-current                         1,087,619         1,087,619
Prepaid expenses and other receivables               103,929           125,749
                                                 -----------      ------------

TOTAL CURRENT ASSETS                              21,683,379        19,496,119

Property, plant and equipment, net                 1,783,416         1,828,668
Goodwill                                             455,293           468,302
Other assets                                         184,157           232,623
Deferred tax asset                                    48,576            48,576
                                                 -----------      ------------

                                                $ 24,154,821      $ 22,074,288
                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                 $400,000          $700,000
  Accounts payable                                   881,852         1,066,185
  Accrued salaries and wages                         266,521           601,455
  Deferred revenues                                3,517,835         1,824,898
  Income taxes payable                               401,279            44,786
  Other accrued liabilities                        1,843,167         1,604,524
                                                 -----------      ------------

TOTAL CURRENT LIABILITIES                          7,310,654         5,841,848

Long-term debt                                     1,150,000         1,150,000
                                                 -----------      ------------
TOTAL LIABILITIES                                  8,460,654         6,991,848

Shareholders' equity:
   Common stock - par value $.01 per share
   8,000,000 shares authorized. 1,635,005
and 1,634,465 shares issued and 1,566,305
and 1,565,765 shares outstanding,
respectively, in 1997 and 1996.                       15,663            15,658
Additional paid-in capital                         5,118,597         5,113,877
Retained earnings                                 10,855,307        10,248,305
Treasury stock, at cost, 68,700 shares             (295,400)         (295,400)
                                                 -----------      ------------

TOTAL SHAREHOLDERS' EQUITY                        15,694,167        15,082,440
                                                ============      ============

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $24,154,821       $22,074,288
                                                ============      ============


See accompanying notes to the consolidated financial statements



See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                               (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31,
                                                      1997 AND 1996
                                                   1997              1996
                                                 -----------      -----------

Net sales                                       $  5,913,068      $  4,394,440
Cost of sales                                    (3,745,802)       (2,781,475)
                                                ------------      ------------


  GROSS PROFIT                                     2,167,266         1,612,965

Selling, general and
   administrative expenses                         1,195,780           923,885
Research and development                              61,859           132,350
                                                ------------      ------------

                                                   1,257,639         1,056,235
                                                ------------      ------------

OPERATING INCOME                                     909,627           556,730

Other income (expense):
  Interest income                                     64,839            89,541
  Interest expense                                  (10,971)           (8,261)
                                                ------------      ------------
                                                      53,868            81,280

Income before income taxes                           963,495           638,010

Income taxes                                       (356,493)         (229,394)
                                                ------------      ------------

NET INCOME                                        $  607,002        $  408,616
                                                ============      ============

Per share amounts:
Net income per common and
    common equivalent share                        $    0.33         $    0.25
                                                ============      ============

Weighted average number of common and
   common equivalent shares outstanding            1,819,314         1,634,465
                                                ============      ============

See accompanying notes to the consolidated financial statements.




                           QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                    THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                               (UNAUDITED)
                                              THREE MONTHS ENDED MARCH 31,
                                                      1997 AND 1996
                                                   1997              1996


Cash provided by operations:
    Net income                                 $     607,002     $     408,616
                                                ------------      ------------

Reconciliation of net income to net cash
provided by operations:
    Deferred income taxes
    Depreciation and amortization                    108,308            83,075
Changes in operational assets and
liabilities:
    Accounts receivable                            (906,548)         4,146,912
    Inventories                                    (261,989)           314,542
    Other assets and prepaid expenses and
 other receivables                                    21,820          (31,177)
    Accounts payable and other accrued                59,597         (900,176)
liabilities
    Accrued salaries and wages                     (334,934)          (35,786)
    Deferred revenues                              1,692,937       (2,501,367)
    Income taxes payable                             356,493           199,394
                                                ------------      ------------

NET CASH PROVIDED BY OPERATIONS                    1,342,686         1,684,033
                                                ------------      ------------

Cash flow from investing activities:
    Capital expenditures                             (2,143)           (3,162)
                                                ------------      ------------

NET CASH (USED IN) PROVIDED BY INVESTING             (2,143)           (3,162)
ACTIVITIES
                                                ------------      ------------

Cash flow from financing activities:
    Repayment of debt                              (300,000)                 -
                                                ------------      ------------

NET CASH USED IN FINANCING ACTIVITIES              (300,000)                 -


Increase in cash and cash equivalents              1,040,543         1,680,871

Cash and cash equivalents at beginning of          8,612,260         6,737,458
year
                                                ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF QUARTER     $  9,652,803      $  8,418,329
                                                ============      ============

Supplemental disclosure of cash payments
made for:
    Interest                                        $ 20,114        $    8,261
                                                ============      ============
    Income taxes                                    $ 20,000          $ 30,000
                                                ============      ============



See accompanying notes to consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The financial information included herein includes the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary) and is unaudited. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1996 in conformity with generally accepted accounting principles (GAAP), and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) necessary to present fairly the financial position of Quipp, Inc. as of March 31, 1997 and the results of its operations, and cash flows for the three months ended March 31, 1997. All significant intercompany transactions have been eliminated in consolidation. The results of operations for the three months ended March, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

NOTE 2 - INVENTORIES

Inventories at March 31, 1997 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 1997 and December 31, 1996 is as follows:

                              MARCH 31,           DECEMBER 31,
                                 1997                 1996

Raw materials                 $1,958,369          $1,916,968
Work in process                1,757,737           1,157,605
Finished goods                   141,082             136,626
                              ----------          ----------
                              $3,857,188          $3,595,199





                           QUIPP, INC. AND SUBSIDIARY
              MANAGEMENT=S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 VS 1996

Net sales for the three months ended March 31, 1997 increased to $5,913,068 from $4,394,440 for the corresponding periods in 1996. The increase of $1,518,628 or 35% was primarily attributable to several large shipments to domestic newspaper publishers during the first quarter of 1997. Gross profit was $2,167,266, or 37% of net sales, and $1,612,965, or 37% of net sales, for the three months ended March 31, 1997 and 1996, respectively. Net income was $607,002 for the three months ended March 31, 1997, as compared to $408,616 in the corresponding period of 1996. The increase in gross profit of $554,301, or 34%, and increase in net income of $198,384, or 49%, is mainly due to the increased sales volume for the three months ended March 31. 1997. Net income per share was $0.33 for the three months ended March 31, 1997, as compared to $0.25 for the corresponding period in 1996. The increase of $0.08 per share, or 32%, was affected by the weighted average number of shares outstanding during the period, which increased as compared to 1996 as a result of options granted under the Company's 1996 Equity Compensation Plan.

Selling, general and administrative expenses for the three months ended March 31, 1997 were $1,195,780 compared to $923,885 for the comparable 1996 quarter. This increase of $271,895 or 30% was principally due to higher sales volume for the first quarter of 1997.

Research and development expenses for the three months ended March 31, 1997 were $61,859 as compared to $132,350 for the corresponding period in 1996, a decrease of $70,491 or 53%. This decrease in research and development expenses was primarily due to engineering resources required to support the higher level of sales in the first quarter of 1997. Accordingly, these expenses were charged to the cost of sales during the quarter.

Interest income for the three months ended March 31, 1997 was $64,839 as compared to $89,541 for the corresponding 1996 period. In the second half of 1996, the Company modified its investments to include instruments which generate income not subject to federal income tax. These tax exempt instruments generally bear a lower interest rate than taxable securities and, consequently, generate less income on a pre-tax basis. However, on an after-tax basis, the Company believes that the effective yield generated by these instruments generally compares favorably to the taxable instruments held by the Company.

GENERAL

The Company=s backlog as of March 31, 1997 was approximately $8,618,654
compared to $5,323,766  at March 31, 1996.   The Company expects to ship all
orders in its backlog within the next twelve months. Management is optimistic that the increased backlog will have a positive impact on net sales during the remainder of 1997.

LIQUIDITY

The Company believes that its cash and cash equivalents of $9,652,803 at March 31, 1997 are adequate to support the Company=s operations at its current level.


FORWARD LOOKING STATEMENTS

The statements above under 'General' regarding the Company's expectation relating to the shipment of orders in its backlog and the impact of increased backlog on net sales during the remainder of 1997 are forward looking statements. Factors that could cause actual results to differ materially from those in the forward looking statements include, among others, cancellation of orders, delays in shipments and unanticipated capital requirements.


                          PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   QUIPP, INC.
               Date:  May 6, 1997  By: s\Ralph M. Branca
                                   ------------------------
                                   Ralph M. Branca
                                   President and Chief Executive Officer


                                   By: s\Jeffrey S. Barocas
                                   ------------------------
                                   Jeffrey S. Barocas
                                   Chief Financial Officer