Form 10-Q
period 1997-06-30
QUIPP INC
filed 1997-08-14
CIK 796577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549



                            FORM 10-Q

  (Mark
  One)
   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended June 30, 1997 or


   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
          For the transition period from ________ to ________.


          Commission file number 0-14870


                           QUIPP, INC.

            (Exact Name of Registrant as Specified in
                           Its Charter)

           FLORIDA                           59-2306191

(State or Other Jurisdiction              (I.R.S. Employer
     of Incorporation or                 Identification No.)
        Organization)


   4800 N.W. 157TH STREET,                      33014
       MIAMI, FLORIDA

    (Address of Principle                    (Zip Code)
     Executive Offices)

                         (305) 623-8700

            (Registrants Telephone Number, Including
                           Area Code)



             (Former Name, Former Address and Former
           Fiscal Year, if Changed Since Last Report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No


The number of shares of the registrant's common stock $.01 par value, outstanding at June 30, 1997 was 1,567,296.
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION...................................3
     ITEM 1. FINANCIAL STATEMENTS...............................3
          Consolidated Condensed Balance Sheet..................3
          Consolidated Condensed Statements of Income...........8
          Consolidated Condensed Statements of Cash Flows......12
          Notes to Consolidated Condensed Financial Statements.14
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................16
     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK...............................................19
PART II. OTHER INFORMATION.....................................19
     ITEM 4.  Submission of Matters to a Vote of Securities Holders
            ...................................................19
     ITEM 6.  Exhibits and Reports on Form 8-K.................21
     SIGNATURES................................................21


PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
                      Consolidated Condensed Balance Sheet
                                  Quipp, Inc.
                      For the Quarter Ended June 30, 1997
                                  (Unaudited)

                                    June 30,      December 31,
                                      1997            1996

Current Assets:
Cash and cash equivalents          $11,056,602    $  8,612,260
Accounts receivable, net             5,654,900       6,075,292
Inventories                         4,495,804        3,595,199
Deferred tax asset-current          1,087,619        1,087,619
Prepaid expenses and other
   receivables                        177,718          125,749

Total current assets               22,472,643       19,496,119
Property, plant and equipment,
  net                               1,762,100        1,828,668
Good will                             452,692          468,302
Other assets                          174,576          232,623
Deferred tax asset                     48,576           48,576

                                   $24,910,587    $ 22,074,288




               Consolidated Condensed Balance Sheet Continued...
                                  Quipp, Inc.
                      For the Quarter Ended June 30, 1997
                                  (Unaudited)

                                    June 30,     December 31,
                                      1997          1996


Current Liabilities:
Current portion of long-term
  debt                             $  400,000    $  700,000
Accounts payable                      841,236     1,066,185
Accrued salaries and wages            455,561       601,455
Deferred revenues                   3,066,182     1,824,898
Income taxes payable                  181,613        44,786
Other accrued liabilities           2,394,410     1,604,524

Total current liabilities           7,339,002     5,841,848
Long-term debt                      1,150,000     1,150,000

Total liabilities                   8,489,002     6,991,848
Stockholders' equity:
Common stock - $.01 par value
  per share,8,000,000 shares
  authorized.  1,635,996 and
  1,634,465 shares issued and
  1,567,296 and 1,565,765
  shares outstanding,
  respectively, in 1997 and
  1996.                                16,360        16,345
Additional paid-in capital          5,128,335     5,113,190
Retained earnings                  11,572,290    10,248,305
treasury stock, at cost,
  68,700 shares                      (295,400)     (295,400)

Total shareholders' equity         16,421,585    15,082,440
Total liabilities and
  shareholders' equity             $24,910,587   $22,074,288


           See notes to condensed consolidated financial statements.

                  Consolidated Condensed Statements of Income
                                  Quipp, Inc.
                      For the Quarter Ended June 30, 1997
                                  (Unaudited)
                                                     Three Months Ended,                Six months Ended,
                                                 June 30,         June 30,          June 30,         June 30,
                                                   1997             1996              1997             1996
Net sales                                     $   6,491,179     $   4,454,063    $  12,404,247     $   8,848,504
Cost of sales                                     4,212,055         2,790,346        7,957,857         5,571,821
Gross profit                                      2,279,124         1,663,717        4,446,390         3,276,683
Selling, general and administrative
 expenses                                         1,204,233           964,515        2,400,013         1,862,235
Research and development                             69,716           221,727          131,575           354,077
                                                  1,273,949         1,186,242        2,531,588         2,216,312
Operating income                                  1,005,175           477,475        1,914,802         1,060,371

Other income (expense):
Interest income                                     146,187            88,349          211,026           151,736
Interest expense                                    (13,295)          (13,421)         (24,266)          (21,683)
                                                    132,892            74,928          186,760           130,053
Income before income taxes                        1,138,067           552,403        2,101,562         1,190,424
Income taxes                                        421,085           211,047          777,578           440,452
Net income                                    $     716,982     $     341,356    $   1,323,984     $     749,972
Per share amounts:
Net income per common and common
 equivalent share                             $        0.38     $       0.19     $       0.71      $        0.44
Weighted average number of common and
 equivalent shares outstanding                    1,897,508         1,720,976        1,858,629         1,675,468

           See notes to condensed consolidated financial statements.

                Consolidated Condensed Statements of Cash Flows
                                  Quipp, Inc.
                      For the Quarter Ended June 30, 1997
                                  (Unaudited)
                                           March 31,       April 1,
                                              1995           1994

Cash flows from operating
  activities:
Net income                                $  1,323,984   $    749,972


Reconcile of net income to net cash
  provided by operations:
Depreciation and amortization                  168,560        166,265
Changes in operational assets and
  liabilities:
Accounts receivable                            420,392      3,536,316
Inventories                                   (900,605)       (25,398)
Other assets and prepaid expenses
  and other receivables                        (29,015)        50,449
Accounts payable and other accrued
  liabilities                                  564,936       (391,749)
Accrued salaries and wages                    (145,894)       (89,002)
Deferred revenues                            1,241,284     (2,742,508)
Income taxes payable                           136,827        (57,062)


Net cash provided by operations              2,780,469      1,197,283


Cash flow from investing
  activities:
Capital expenditures                           (36,127)        (7,791)

Net cash (used in) by investing
  activities                                   (36,127)        (7,791)


Cash flow from financing
  activities:
Repayment of debt                             (300,000)             -

Net cash used in financing
  activities                                  (300,000)             -


Increase in and cash equivalents             2,444,342      1,189,492

Cash and cash equivalents at
  beginning of year                          8,612,260      6,737,458


Cash and cash equivalents at end of
  quarter                                 $ 11,056,602   $  7,926,950



Supplemental disclosure of cash
  payments made for:

Interest                                  $     25,266   $     21,579


Income taxes                              $    635,000   $    480,000




           See notes to condensed consolidated financial statements.

              Notes to Consolidated Condensed Financial Statements
                                  Quipp, Inc.
                      For the Quarter Ended June 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary).
All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1996 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 1997, and the results of its operations and cash flows for the six months ended June 30, 1997. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed Consolidated Balance Sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform with the current period's presentation.


NOTE 2 - INVENTORIES

Inventories at June 30, 1997 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1997 and December 31, 1996 is as follows:


                                            June 30,     December 31,
                                              1997           1996


               Raw materials              $  1,640,131   $  1,916,968
               Work in progress              2,384,917      1,157,605
               Finished goods                  470,756        136,626

                                          $  4,495,804   $  3,595,199









NOTE 3 _ EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128 "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15, with some modifications. The provisions of SFAS 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data presented shall be restated to conform with the provisions of SFAS 128. The Company will adopt the provision, of SFAS 128, as required.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 VS 1996

The following table set forth contains items expressed as a percentage of Net Sales for the periods indicated:

                                           Percentage of Net Sales
                                Three Months Ended,      Six Months Ended,
                                      June 30,                June 30,

                                  1997        1996        1997        1996


        Net Sales                  100.0%      100.0%      100.0%      100.0%
        Gross Profit                35.0%       37.4%       35.8%       37.0%
        Selling, general and
          administrative
          expenses                  18.6%       21.7%       19.3%       21.0%
        Research and
          development                1.1%        5.0%        1.1%        4.0%
        Interest Income              2.3%        2.0%        1.7%        1.7%
        Net Income                  11.0%        7.7%       10.7%        8.5%


NET SALES for the three and six months ended June 30, 1997 were $6,491,179 and $12,404,247, an increase of $2,037,116 or 45.7% and $3,555,743 or 40.2% over net sales of $4,454,063 and $8,848,504 for the corresponding periods in 1996. The increases in net sales reflect several significant shipments to domestic and international newspaper publishers.

GROSS PROFIT for the three and six months ended June 30, 1997 was $2,279,124 and $4,446,390, as compared to $1,663,717 and $3,276,683 for the corresponding periods in 1996. The decrease in gross profit as a percentage of sales was due to higher shipments of equipment purchased from other manufacturers which contribute lower margins to gross profit than products manufactured by the Company.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three and six months ended June 30, 1997 were $1,204,233 and $2,400,013, an increase of $239,718 or 24.9%
and $537,778 or 28.9% over the corresponding periods of 1996. However, as a percentage of net sales, selling, general and administrative expenses for the three and six months ended June 30, 1996 declined to 18.6% and 19.3% from 21.7% and 21% during the corresponding periods in 1996. Selling, general and administrative expenses decreased as a percent of sales due to the fixed nature of certain operating costs that do not increase in direct relationship to sales.

RESEARCH AND DEVELOPMENT expenses for the three and six months ended June 30, 1997 were $69,716 and $131,575, a decrease of $152,011 or 68.6% and $222,502 or
62.8% from expenses of $221,727 and $354,077 for the corresponding periods in 1996. The decrease is primarily due to the allocation of engineering personnel to support the higher level of shipments during 1997, resulting in the classification of a greater portion of engineering expense to cost of sales.

INTEREST INCOME for the quarter ended June 30, 1997 was $146,187 as compared to $88,349, for the respective 1996 period, and $211,026 for the six months ended June 30, 1997 as compared to $151,736 for the same 1996 period. The increase in interest income was mainly attributable to the higher cash and cash equivalents as of June 30, 1997. This increase in both the cash balances and interest income resulted, in part, from the higher level of customer deposits on orders received in the current six month period in conjunction with the collection of the higher sales volume.

NET INCOME, as a percentage of sales, increased to 11.0% and 10.7% for the three and six month periods ended June 30, 1997 as compared to 7.7% and 8.59% for the comparable periods in 1996.

GENERAL

The Company's backlog as of June 30, 1997 was approximately $9,198,624, compared
to $6,876,993 at June 30, 1996.   The Company expects to ship all backlog within
the next twelve months. Management is optimistic that the increased backlog will have a positive impact on net sales for the quarter ended September 30, 1997.

LIQUIDITY

The Company believes that its cash and securities available for sale of $11,056,602 at June 30, 1997 are adequate to support the Company's operations at its current level.

FORWARD LOOKING STATEMENTS

The statements contained above regarding expected shipments of backlog and the impact of the increased backlog on net sales, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors that could cause actual results to differ materially from those in the forward looking statements include, among others, cancellation of orders and delays in shipments to customers for the quarter ended September 30, 1997.






ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    NOT APPLICABLE

PART II. OTHER INFORMATION
ITEM 4.  Submission of Matters to a Vote of Securities Holders

          On April 29, 1997, the Company held its Annual Meeting of Shareholders. At the Meeting, the shareholders voted on the election of the seven members of the Board of Directors and ratified the appointment of KMPG Peat Marwick LLP as the independent public accountants to examine the financial statements of the Company for 1997.

          The voting results are set forth below:

          1.                Election of Directors:

               Name of Nominee              For       Withheld

               Ralph M. Branca          1,401,657      14,870

               Richard E. Campbell      1,401,657      14,870

               Jack D. Finley           1,401,657      14,870

               Cristina H. Kepner       1,401,657      14,870

               Louis D. Kipp            1,401,657      14,870

               William E. Rose          1,401,657      14,870

               Ralph S. Roth            1,401,657      14,870



            2. Ratification of the appointment of KMPG Peat Marwick LLP as independent public accountants to examine the financial statements for the Company for 1997:

                              For       Against        Abstain

                         1,401,307      12,270         2,950




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


                                              Quipp, Inc.

                                              (Registrant)

Date  August 8, 1997                By: \s\Ralph M. Branca

                                       Ralph M. Branca
                                       President and Chief Executive
                                    Officer

Date  August 8, 1997                By: \s\Jeffery S. Barocas

                                       Jeffery S. Barocas
                                       Chief Financial Officer