Form 10-Q/A
period 1997-06-30
QUIPP INC
filed 1997-08-27
CIK 796577

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549



                            FORM 10-Q/A
							Amendment 1

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

            (Exact Name of Registrant's as Specified in
                           Its Charter)

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



                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION...................................3
     ITEM 1. FINANCIAL STATEMENTS...............................3
          Consolidated Balance Sheets...........................3
          Consolidated Statements of Income.....................8
          Consolidated Statements of Cash Flows................12
          Notes to Consolidated Financial Statements...........14
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS................16
     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET
            RISK...............................................19
PART II. OTHER INFORMATION.....................................19
     ITEM 4.  Submission of Matters to a Vote of Securities Holders
            ...................................................19
     ITEM 6.  Exhibits and Reports on Form 8-K.................21
     SIGNATURES................................................21





PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS



                           Quipp, Inc. and Subsidiary
                           Consolidated Balance Sheets

                                    June 30,      December 31,
                                      1997            1996
                                   (Unaudited)    (Summarized from
                                                   auditied finacial
                                                    statements)
								   -----------    ------------

Current Assets:
Cash and cash equivalents          $11,056,602    $  8,612,260
Accounts receivable, net             5,654,900       6,075,292
Inventories                          4,495,804       3,595,199
Deferred tax asset-current           1,087,619       1,087,619
Prepaid expenses and other
   receivables                         177,718         125,749
                                   -----------    ------------

Total current assets                22,472,643      19,496,119
Property, plant and equipment,
  net                                1,762,100       1,828,668
Goodwill                               452,692         468,302
Other assets                           174,576         232,623
Deferred tax asset                      48,576          48,576
                                   -----------    ------------
                                   $24,910,587    $ 22,074,288

Current Liabilities:
Current portion of long-term
  debt                             $   400,000    $    700,000
Accounts payable                       841,236       1,066,185
Accrued salaries and wages             455,561         601,455
Deferred revenues                    3,066,182       1,824,898
Income taxes payable                   181,613          44,786
Other accrued liabilities            2,394,410       1,604,524
                                   -----------    ------------

Total current liabilities            7,339,002       5,841,848
Long-term debt                       1,150,000       1,150,000

Total liabilities                    8,489,002       6,991,848
Stockholders' equity:
Common stock - $.01 par value
  per share,8,000,000 shares
  authorized.  1,635,996 and
  1,634,465 shares issued and
  1,567,296 and 1,565,765
  shares outstanding,
  respectively, in 1997 and
  1996.                                 16,360          16,345
Additional paid-in capital           5,128,335       5,113,190
Retained earnings                   11,572,290      10,248,305
Treasury stock, at cost,
  68,700 shares                       (295,400)       (295,400)
                                   -----------    ------------

Total shareholders' equity          16,421,585      15,082,440
                                   -----------    ------------
Total liabilities and
  shareholders' equity            $ 24,910,587    $ 22,074,288
                                   ===========    ============

           See accompanying notes to the consolidated financial statements.

                          Quipp, Inc. and Subsidiary
                       Consolidated Statements of Income
                                  (Unaudited)

                                                     Three Months Ended,                Six months Ended,
                                                 June 30,         June 30,          June 30,         June 30,
                                                   1997             1996              1997             1996
Net sales                                     $   6,491,179     $   4,454,063    $  12,404,247     $   8,848,504
Cost of sales                                     4,212,055         2,790,346        7,957,857         5,571,821
                                              -------------     -------------    -------------     -------------
Gross profit                                      2,279,124         1,663,717        4,446,390         3,276,683
Selling, general and administrative
 expenses                                         1,204,233           964,515        2,400,013         1,862,235
Research and development                             69,716           221,727          131,575           354,077
                                              -------------     -------------    -------------     -------------
                                                  1,273,949         1,186,242        2,531,588         2,216,312
Operating income                                  1,005,175           477,475        1,914,802         1,060,371

Other income (expense):
Interest income                                     146,187            88,349          211,026           151,736
Interest expense                                    (13,295)          (13,421)         (24,266)          (21,683)
                                              -------------     -------------    -------------     -------------
                                                    132,892            74,928          186,760           130,053
                                              -------------     -------------    -------------     -------------
Income before income taxes                        1,138,067           552,403        2,101,562         1,190,424
Income taxes                                        421,085           211,047          777,578           440,452
                                              -------------     -------------    -------------     -------------
Net income                                    $     716,982     $     341,356    $   1,323,984     $     749,972
                                              =============     =============    =============     =============

Per share amounts:
Net income per common and common
 equivalent share                             $        0.38     $       0.19     $       0.71      $        0.44
                                              =============     =============    =============     =============
Weighted average number of common and
 common equivalent shares outstanding             1,897,508         1,720,976        1,858,629         1,675,468
                                              =============     =============    =============     =============

           See accompanying notes to the consolidated financial statements.





                          Quipp, Inc. and Subsidiary
                    Consolidated Statements of Cash Flows
                For the Six Months Ended June 30, 1997 and 1996
                                  (Unaudited)

                                              1997           1996
                                          ------------   ------------
Cash provided by operations:
Net income                                $  1,323,984   $    749,972


Reconciliation of net income to net cash
  provided by operations:
Depreciation and amortization                  168,560        166,265
Changes in operational assets and
  liabilities:
Accounts receivable                            420,392      3,536,316
Inventories                                   (900,605)       (25,398)
Other assets and prepaid expenses
  and other receivables                        (29,015)        50,449
Accounts payable and other accrued
  liabilities                                  564,936       (391,749)
Accrued salaries and wages                    (145,894)       (89,002)
Deferred revenues                            1,241,284     (2,742,508)
Income taxes payable                           136,827        (57,062)
                                           -----------    -----------

Net cash provided by operations              2,780,469      1,197,283
                                           -----------    -----------


Cash flow from investing
  activities:
Capital expenditures                           (36,127)        (7,791)
                                           -----------    -----------

Net cash (used in) by investing
  activities                                   (36,127)        (7,791)
                                           -----------    -----------

Cash flow from financing
  activities:
Repayment of debt                             (300,000)             -
                                           -----------    -----------
Net cash used in financing
  activities                                  (300,000)             -
                                           -----------    -----------

Increase in cash and cash equivalents        2,444,342      1,189,492

Cash and cash equivalents at
  beginning of year                          8,612,260      6,737,458
                                           -----------    -----------

Cash and cash equivalents at end of
  quarter                                 $ 11,056,602   $  7,926,950
                                          ============   ============


Supplemental disclosure of cash
  payments made for:

Interest                                  $     25,266   $     21,579
                                          ============   ============

Income taxes                              $    635,000   $    480,000
                                          ============   ============



           See accompanying notes to the consolidated financial statements.



                          Quipp, Inc. and Subsidiary
                 Notes to Consolidated Financial Statement
                                 (Unaudited)



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


NOTE 2 - INVENTORIES

Inventories at June 30, 1997 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1997 and December 31, 1996 is as follows:


                                            June 30,     December 31,
                                              1997           1996


               Raw materials              $  1,640,131   $  1,916,968
               Work in progress              2,384,917      1,157,605
               Finished goods                  470,756        136,626
                                          ------------   ------------
                                          $  4,495,804   $  3,595,199









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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1997 VS 1996

The following table set forth contains items expressed as a percentage of Net Sales for the periods indicated:

                                           Percentage of Net Sales
                                Three Months Ended,      Six Months Ended,
                                      June 30,                June 30,

                                  1997        1996        1997        1996
                                ---------   ---------   ---------   ---------

        Net Sales                  100.0%      100.0%      100.0%      100.0%
        Gross Profit                35.0%       37.4%       35.8%       37.0%
        Selling, general and
          administrative
          expenses                  18.6%       21.7%       19.3%       21.0%
        Research and
          development                1.1%        5.0%        1.1%        4.0%
        Interest Income              2.3%        2.0%        1.7%        1.7%
        Net Income                  11.0%        7.7%       10.7%        8.5%


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

          The voting results are set forth below:

          1.                Election of Directors:

               Name of Nominee              For       Withheld
               ---------------          ---------     --------
               Ralph M. Branca          1,401,657      14,870

               Richard E. Campbell      1,401,657      14,870

               Jack D. Finley           1,401,657      14,870

               Cristina H. Kepner       1,401,657      14,870

               Louis D. Kipp            1,401,657      14,870

               William E. Rose          1,401,657      14,870

               Ralph S. Roth            1,401,657      14,870



            2. Ratification of the appointment of KMPG Peat Marwick LLP as independent public accountants to examine the financial statements for the Company for 1997:

                              For       Against        Abstain

                         1,401,307      12,270         2,950




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