Form 10-Q
period 1997-09-30
QUIPP INC
filed 1997-11-12
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997.

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _________________________________


                        Commission file number  0-14870

                                 QUIPP, INC.
          (Exact name of registrant as specified in its charter)


          Florida              	              59-2306191
(State or other jurisdiction of
incorporation or organization)          (I.R.S.Employer Identification No.)


                 4800 N.W. 157th Street, Miami, Florida  33014
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

Yes  X   No  ___

The number of shares of the registrant's common stock $.01 par value, outstanding at September 30, 1997 was 1,584,194.









                                  QUIPP, INC.
                                     INDEX


PART I - FINANCIAL INFORMATION                                   PAGE
Item 1 -  Consolidated Financial Statements

Consolidated Balance Sheets -                                      3
  September 30, 1997 and December 31, 1996

Consolidated Statements of Income - Nine months                    4
       ended September 30, 1997 and 1996

Consolidated Statements of Cash Flows - Nine months                5
       ended September 30, 1997 and 1996

Notes to Consolidated Financial Statements                         6

Item 2 -  Management's Discussion and Analysis of                  7
       Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosure about Market Risk  8

PART II - OTHER INFORMATION

     Item 6 -  Exhibits and Reports on Form 8-K                    9



ITEM 1. Financial Statements
Quipp, Inc. and Subsidiary
Consolidated Balance Sheets
                                                          September 30,        December 31,
                                                             1997                 1996
                                                          -------------        ------------
                                                           (Unaudited)    (Summarized from audited
                                                                           financial statements)

ASSETS

Current assets:
Cash and cash equivalents                                  $  12,774,178       $   8,612,260
Accounts receivable, net                                       4,474,005           6,075,292
Inventories                                                    4,180,891           3,595,199
Deferred tax asset-current                                     1,087,619           1,087,619
Prepaid expenses and other recievables                           177,248             125,749
                                                           -------------        ------------
Total current assets                                          22,693,941          19,496,119

Property, plant and equipment, net                             1,780,481           1,828,668

Goodwill                                                         444,887             468,302
Other assets                                                     140,793             232,623
Deferred tax asset                                                48,576              48,576
                                                           -------------        ------------

                                                           $  25,108,678        $ 22,074,288
                                   						   =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                        $     400,000        $    700,000
  Accounts payable                                             1,006,198           1,066,185
  Accrued salaries and wages                                     458,536             601,455
  Deferred revenues                                            2,088,977           1,824,898
  Income taxes payable                                           165,590              44,786
  Other accrued liabilities                                    2,399,462           1,604,524
                                                           -------------        ------------

Total current liabilities                                      6,518,763           5,841,848

Long-term debt                                                 1,150,000           1,150,000
                                                           -------------        ------------

Total liabilities                                              7,668,763           6,991,848


Shareholders' Equity:
  Common stock-par value $.01 per share,
  8,000,000 shares authorized. 1,636,394 and
  1,634,465 shares issued and 1,584,194 and
  1,565,765 shares outstanding, respectively,
  in 1997 and 1996.                                               16,364              16,345
Additional paid-in capital                                     5,231,648           5,113,190
Retained earnings                                             12,416,353          10,248,305
Treasury stock, at cost,
  52,200 and 68,700 shares respectively                         (224,450)           (295,400)
                                                           -------------        ------------

Total shareholders' equity                                    17,439,915          15,082,440
                                                           -------------        ------------

Total liabilities and shareholders' equity                 $  25,108,678        $ 22,074,288
                                                           =============        ============

See accompanying notes to the consolidated financial statements.


QUIPP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                              Three Months Ended,           Nine Months Ended,
                                                 September 30,                 September 30,
                                                1997         1996           1997          1996
Net sales                                   $ 7,005,395  $ 6,009,445    $ 19,409,642  $ 14,857,950
Cost of sales                                 4,424,352    3,838,800      12,382,209     9,410,622
                                            -----------  -----------    ------------  ------------

  Gross profit                                2,581,043    2,170,645       7,027,433     5,447,328

Selling, general and
  administrative expenses                     1,071,739      921,740       3,471,752     2,783,987
Research and development                        261,073      144,706         392,648       498,783
                                            -----------  -----------    ------------  ------------

                                              1,332,812    1,066,446       3,864,400     3,282,770
                                            -----------  -----------    ------------  ------------
Operating income                              1,248,231    1,104,199       3,163,033     2,164,558


Other income (expense):
  Interest income                               103,980       92,747         315,007       248,418
  Interest expense                              (12,333)     (12,446)        (36,599)      (38,063)
                                            -----------  -----------    ------------  ------------
                                                 91,647       80,301         278,408       210,355
                                            -----------  -----------    ------------  ------------

Income before income taxes                    1,339,878    1,184,500       3,441,441     2,374,913

Income taxes                                    495,815      437,906       1,273,393       878,368
                                            -----------  -----------    ------------  ------------
Net income                                  $   844,063  $   746,594    $  2,168,048  $  1,496,545
                                            ===========  ===========    ============  ============


Per share amounts:
Net income per common and
common equivalent share                     $      0.47  $      0.42    $       1.21  $       0.90
                                            ===========  ===========    ============  ============

Weighted average number of common
equivalent shares outstanding                 1,789,874    1,782,293       1,805,360     1,663,993
                                            ===========  ===========    ============  ============

See accompanying notes to the consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                                               1997             1996
Cash provided by operations:
  Net income                                               $  2,168,048    $  1,496,545

Reconciliation of net income to net cash
provided by operations:
  Depreciation and amortization                                 253,538         249,683
Changes in operational assets and liabilities:
  Accounts recievable                                         1,610,287         176,756
  Inventories                                                  (585,692)       (256,447)
  Other assets and prepaid expenses and
    other receivables                                           (29,410)         47,070
  Accounts payable and other accrued liabilities                734,951          78,967
  Accrued salaries and wages                                   (142,919)       (209,000)
  Deferred revenues                                             264,079     (1,023,713)
  Income taxes payable                                          120,804         109,169
                                                            -----------     -----------

Net cash provided by operations                               4,383,686         669,030
                                                            -----------     -----------

Cash flow from investing activities:
  Capital expenditures                                          (95,705)        (15,901)
                                                            -----------     -----------


Net cash used in investing activities                           (95,705)        (15,901)
                                                            -----------     -----------

Cash flow from financing activities:
  Repayment of debt                                            (300,000)              -
  Exercise of employee stock options                            172,937               -
                                       					    -----------     -----------
Net cash used in financing activities                          (127,063)              -
                                                            -----------     -----------

Increase in cash and cash equivalents                         4,161,918         653,129

Cash and cash equivalents at beginning of year                8,612,260       6,737,458
                                                            -----------     -----------
Cash and cash equivalants at end of quarter                 $12,774,178     $ 7,390,587
                                                            ===========     ===========

Supplemental disclosure of cash payments made for:

  Interest                                                  $    37,223     $    38,062
                                                            ===========     ===========

  Income taxes                                              $ 1,145,000     $   718,000
                                                            ===========     ===========

See accompanying notes to the consolidated financial statements.



                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly-owned subsidiary).
All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1996 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 1997, and the results of its operations and cash flows for the nine months ended September 30, 1997. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed Consolidated Balance Sheet data at December 31, 1996 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform with the current period's presentation.


NOTE 2 - INVENTORIES
Inventories at September 30, 1997 have been recorded at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1997 and December 31, 1996 is as follows:

                                          September 30,          December 31,
                                              1997                   1996
                                          ------------           ------------

                Raw materials             $  1,714,297           $  1,916,968
                Work in process              2,080,640              1,541,605
                Finished goods                 385,954                136,626
                                          ------------           ------------
                                          $  4,180,891           $  3,595,199
                                          ============           ============


NOTE 3 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128 "Earnings per Share" ("SFAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15"). SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB 15, with some modifications. The provisions of SFAS 128 are effective for financial statements for both interim and annual periods ending after December 15, 1997. After adoption, all prior period EPS data presented shall be restated to conform with the provisions of SFAS 128. The Company will adopt the provision of SFAS 128 as required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 VS. 1996 The following table set forth contains items expressed as a percentage of net sales for the periods indicated:


                                           Percentage of Net Sales
                               ----------------------------------------------
                               Three Months Ended,         Nine Months Ended,
                                  September 30,              September 30,
                               -------------------         ------------------
                                1997         1996           1997        1996
                               ------       ------         ------      ------

    Net sales                  100.0%       100.0%         100.0%      100.0%
    Gross profit                36.8%        36.1%          36.2%       36.7%
    Selling, general and
      administrative expenses   15.3%        15.3%          17.9%       18.7%
    Research and development     3.7%         2.4%           2.0%        3.4%
    Interest income              1.5%         1.9%           1.6%        1.7%
    Net income                  12.0%        12.4%          11.2%       10.1%




NET SALES for the three and nine months ended September 30, 1997 were $7,005,395 and $19,409,642, an increase of $995,950 or 16.6% and $4,551,692 or 30.6% over net sales of $6,009,445 and $14,857,950 for the corresponding periods in 1996. The increase in net sales for both the three and nine months ended September 30, 1997 was mainly attributable to increased shipments of several of the Company's products. Customer installations completed during 1997 also increased as compared to both of the respective 1996 periods. Additionally, the Company experienced increases in shipments of its improved cartloader, as well as its spare parts.

GROSS PROFIT, as a percentage of net sales, for the three months ended September 30, 1997 increased to 36.8% from 36.1% and for the nine months ended September 30, 1997 decreased to 36.2% from 36.7%, as compared to the corresponding periods respectively in 1996. As a percentage of net sales, gross profit for the current quarter increased as a result of increased spare parts sales and decreased for the nine month period due to a higher mix of original equipment manufacturer (OEM) products included in the Company's shipments.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three and nine months ended September 30, 1997 were $1,071,739 and $3,471,752 an increase of $149,999 or
16.3% and $687,765 or 24.7% over the corresponding periods of 1996. The expense increases were mainly attributable to the higher sales volume, resulting in increased variable expenses including commissions, warranty expense and trade show expenses. As a percentage of net sales, selling, general and administrative expenses for the nine months ended September 30, 1997 decreased to 17.9% from 18.7% for the corresponding period in 1996. This decrease reflects the fact that certain administrative costs do not increase in direct relationship to sales.

RESEARCH AND DEVELOPMENT expenses for the three and nine months ended September 30, 1997 were $261,073 and $392,648, an increase of 80.4% for the quarter and a decrease of 21.3% as compared to the respective 1996 periods. As a percentage of net sales, R&D expenses for the quarter ended September 30, 1997 increased to 3.7% from 2.4% in the corresponding quarter in 1996. The increase in the current quarter was mainly attributable to the development of product enhancements scheduled for introduction to the market in the coming year. R&D expenses, as a percentage of net sales, for the nine months ended September 30, 1997 decreased to 2.0% from 3.4% in the corresponding 1996 period, mainly due to engineering resources required to support the higher revenues which were classified to cost of sales.

INTEREST INCOME for the quarter ended September 30, 1997 was $103,981 as compared to $92,747 for the respective 1996 period. For the nine months ended September 30, 1997, interest income was $315,007 as compared to $248,418 for the same 1996 period. The increase in interest income was mainly attributable to the higher cash and cash equivalents during 1997.

GENERAL

The Company's backlog as of October 20, 1997 was approximately $9,783,508, compared to $9,725,733 at October 20, 1996. The Company expects to ship all backlog within the next twelve months. Management is optimistic that its backlog will enable the Company to achieve net sales in the quarter ended December 31, 1997 comparable to those achieved in the quarter ended September 30, 1997.

LIQUIDITY

Cash and cash equivalents increased from $8,612,260 at December 31, 1996 to $12,774,178 at September 30, 1997, as a result of the Company's net income realized during the nine months ended September 30, 1997, as well as decreases in accounts receivable. The Company believes that its higher cash and cash equivalents at September 30, 1997 are adequate to support the Company's operations at its current level.

FORWARD LOOKING STATEMENTS

The statements contained above regarding expected shipments of backlog and the impact of the increased backlog on net sales, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors that could cause actual results to differ materially from those in the forward looking statements include, among others, increased demand, cancellation of orders and delays in shipments to customers.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Not applicable

PART II - OTHER INFORMATION



ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (3)   Bylaws, as amended
     (27) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                              BYLAWS

                                OF

                           QUIPP, INC.

                     (A FLORIDA CORPORATION)
                              INDEX

                                                             Page

                            ARTICLE I
                             OFFICES

Section 1.01.  Principal Office...............................  1
Section 1.02.  Registered Office..............................  1
Section 1.03.  Other Offices..................................  1

                           ARTICLE II
                    MEETINGS OF SHAREHOLDERS

Section 2.01.  Annual Meeting.................................  1
Section 2.02.  Special Meetings...............................  1
Section 2.03.  Place of Meetings..............................  1
Section 2.04.  Voting Lists...................................  2
Section 2.05.  Fixing of a Record Date........................  2
Section 2.06.  Notice of Meetings.............................  3
Section 2.07. Precondition to Delivery of Notice of Special Meeting of Shareholders Called by Shareholders. 3
Section 2.08.  Quorum.........................................  3
Section 2.09.  Adjournment....................................  3
Section 2.10.  Organization...................................  4
Section 2.11.  Voting.........................................  4
Section 2.12.  Proxies........................................  5
Section 2.13.  Action by Shareholders Without a Meeting.......  5

                           ARTICLE III
                       BOARD OF DIRECTORS

Section 3.01.  Powers and Duties..............................  6
Section 3.02.  Qualification and Election.....................  7
Section 3.03.  Number and Term of Office......................  7
Section 3.04.  Organization...................................  7
Section 3.05.  Place of Meetings..............................  8
Section 3.06.  Annual Meetings................................  8
Section 3.07.  Regular Meetings...............................  8
Section 3.08.  Special Meetings...............................  8
Section 3.09.  Action by Written Consent Without a Meeting....  8
Section 3.10.  Conference Telephone Meetings..................  8
Section 3.11.  Quorum.........................................  8
Section 3.12.  Voting.........................................  9
Section 3.13.  Adjournment....................................  9
Section 3.14.  Compensation...................................  9
Section 3.15.  Resignations...................................  9
Section 3.16.  Vacancies......................................  9
Section 3.17.  Removal........................................  9
Section 3.18.  Executive and Other Committees................. 10
Section 3.19.  Nomination of Directors........................ 11

                           ARTICLE IV
                   NOTICE AND WAIVER OF NOTICE

Section 4.01.  Notice......................................... 12
Section 4.02.  Waiver of Notice............................... 12
                            ARTICLE V
                            OFFICERS

Section 5.01.  Number and Qualification....................... 12
Section 5.02.  Election and Term of Office.................... 13
Section 5.03.  Subordinate Officers, Committees and Agents.... 13
Section 5.04.  The Chairman of the Board...................... 13
Section 5.05.  The President.................................. 13
Section 5.06.  The Chief Financial Officer.................... 14
Section 5.07.  The Vice Presidents............................ 14
Section 5.08.  The Secretary.................................. 14
Section 5.09.  The Treasurer.................................. 14
Section 5.10.  Salaries and Compensation...................... 15
Section 5.11.  Resignations................................... 15
Section 5.12.  Removal........................................ 15
Section 5.13.  Vacancies...................................... 15
Section 5.14.  Bond........................................... 15

                           ARTICLE VI
                 CERTIFICATES OF STOCK, TRANSFER
Section 6.01.  Share Certificates, Issuance................... 16
Section 6.02.  Transfer....................................... 16
Section 6.03.  Registered Shareholders........................ 16
Section 6.04.  Lost, Destroyed or mutilated Certificates...... 16

                           ARTICLE VII
             INDEMNIFICATION OF DIRECTORS, OFFICERS,
                      EMPLOYEES AND AGENTS

Section 7.01.  Directors, Officers, Employees and Agents...... 18
Section 7.02.  Expenses....................................... 18
Section 7.03.  Determination of Standard of Conduct........... 18
Section 7.04.  Advance Expenses............................... 18
Section 7.05.  Benefit........................................ 18
Section 7.06.  Insurance...................................... 19
Section 7.07.  No Rights of Subrogation....................... 19
Section 7.08.  Indemnification for Past Directors............. 19
Section 7.09.  Affiliates..................................... 19
Section 7.10.  Reliance....................................... 19
Section 7.11.  Fund for Payment of Expenses................... 20
Section 7.12.  Amendments..................................... 20

                          ARTICLE VIII
                          MISCELLANEOUS

Section 8.01.  Checks......................................... 20
Section 8.02.  Dividends...................................... 20
Section 8.03.  Deposits....................................... 20
Section 8.04.  Fiscal Year.................................... 20
Section 8.05.  Severability................................... 20

                           ARTICLE IX
                           AMENDMENTS

Section 9.01.  Amendments to the Bylaws....................... 21

                                   ARTICLE I

                             Offices
Section 1.01. Principal Office. The principal office of the corporation in the State of Florida, which may be the registered office, shall be established at such place as the board of directors shall from time to time determine.

Section 1.02. Registered Office. The registered office of the corporation in the State of Florida shall be at the office of its registered agent as stated in the articles of incorporation or as the board of directors shall from time to time determine.

Section 1.03. Other Offices. The Corporation may have additional offices at such other places, either within or without the State of Florida, as the board of directors may from time to time determine or the business of the corporation may require.

                            ARTICLE II
                     Meetings of Shareholders
Section 2.01. Annual Meeting. The annual meeting of shareholders shall be held after the close of each fiscal year on such date and at such time as determined by the board of directors. The shareholders entitled to vote at such meeting shall elect the directors and shall transact such other business as may properly be brought before the meeting.

Section 2.02. Special Meetings. Special meetings of the shareholders of the corporation may be called, for any purpose or purposes permitted by law, by the board of directors on its own initiative and shall be called by the board of directors upon written request by the chairman of the board, president of the corporation, or, upon delivery to the secretary of one or more written demands for the meeting describing the purpose or purposes for which it is to be held, by the holders of not less than ten percent of all the shares entitled to be cast on any issue proposed to be considered at the proposed special meeting. Notice of such meeting shall be given by the secretary as provided herein. Only business within the purpose or purposes described in such special meeting notice may be conducted at a special shareholders meeting.

Section 2.03.  Place of Meetings.   All meetings of the shareholders of the
corporation shall be held at such place within or without the State of Florida as shall be designated from time to time by the board of directors and stated in the notice of such meeting or in a duly executed waiver of notice thereof.

Section 2.04. Voting Lists. The officer or agent of the corporation having charge of the stock transfer books for shares of the corporation shall make, at least ten days before each meeting of shareholders, a complete list of the shareholders entitled to vote at the meeting and any adjournment thereof, arranged in alphabetical order, with the address of and the number of shares held by each shareholder, which list shall be kept on file at the place identified in the meeting notice in the city where the meeting will be held or the corporation's principal place of business or at the office of its registrar or transfer agent for a period of at least ten days prior to the meeting, and shall be subject to inspection by any shareholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting, and shall be subject to the inspection of any shareholder during the whole time of the meeting. The original share ledger or transfer book, or a duplicate thereof, shall be prima facie evidence as to who are the shareholders entitled to examine such list or share ledger or transfer book, or to vote, in person or by proxy, at any meeting of the shareholders.

Section 2.05. Fixing of a Record. Date The board of directors may fix in advance a date as the record date for any determination of shareholders entitled to notice of, or to vote at, any meeting of shareholders, or entitled to payment of a dividend or allotment of any rights or privileges, such date in any case to be not more than seventy days and, in the case of a meeting of shareholders, not less than ten days prior to the date on which the particular action, requiring such determination of shareholders, is to be taken.

If no record date is fixed for the determination of shareholders entitled to notice of, or to vote at, a meeting of shareholders, or shareholders entitled to receive payment of a dividend, the date on which the secretary mails the notice of the meeting or the date on which the resolution of the board of directors declaring such dividend is adopted, as the case may be, shall be the record date for such determination of shareholders.

When a determination of shareholders entitled to vote at any meeting of shareholders has been made as provided in this section, such determination should apply to any adjournment thereof, unless the board of directors fixes a new record date under this section for the adjourned meeting. The board of directors shall fix a new record date if the meeting is adjourned to a date more than 120 days after the date fixed for the original meeting.

Section 2.06. Notice of Meetings. Written notice stating the place, day and hour of every meeting of the shareholders shall be given by the secretary to each shareholder entitled to vote at such meeting, either personally or by first class mail, at least ten days, but not more than sixty days, prior to the day named for the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States first-class mail postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the corporation.

Section 2.07. Precondition to Delivery of Notice of Special Meeting of Shareholders Called by Shareholders. The secretary shall inform shareholders who have delivered a written request for a special meeting and otherwise complied with section 2.02 of the reasonably estimated costs of preparing and mailing a notice of the meeting, and, on payment of these costs to the corporation, the secretary shall deliver notice of such meeting to each shareholder entitled thereto.

Section 2.08. Quorum. The presence, in person or by proxy, of shareholders entitled to cast a majority of the votes which all shareholders are entitled to cast shall constitute a quorum for such meeting. Treasury shares, shares of this corporation's stock which are owned by another corporation the majority of the voting stock of which is owned by this corporation, and shares of this corporation's stock held by another corporation in a fiduciary capacity for the benefit of this corporation shall not be counted in determining the total number of outstanding shares for voting purposes at any given time. After a quorum has been established at a shareholders' meeting, the subsequent withdrawal of shareholders, so as to reduce the number of shareholders entitled to vote at the meeting below the number required for a quorum, shall not affect the validity of any action taken at the meeting or any adjournment thereof. When a specified item of business is required to be voted on by any class or series of stock, a majority of the shares of such class or series shall constitute a quorum for transaction of such item of business by that class or series.

Section 2.09. Adjournment. When a meeting which is properly called is adjourned to another time or place, it shall not be necessary to give any notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting any business may be transacted that might have been transacted on the original date or place of the meeting. If, however, after the adjournment the board fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to vote at such meeting.

The holders of a majority of the shares represented, and who would be entitled to vote at a meeting if a quorum were present, where a quorum is not present, may adjourn such meeting from time to time.

Section 2.10. Organization. At every meeting of the shareholders, the chairman of the board, if there be one, or in the case of vacancy in office or absence of the chairman of the board, one of the following officers present in the order stated: the vice chairman of the board, if there be one, the president, the vice presidents in their order of rank and then seniority, or a chairman chosen by the shareholders entitled to cast a majority of the votes which all shareholders present in person or by proxy are entitled to cast, shall act as chairman, and the secretary, or, in his absence, an assistant secretary, or, in the absence of both the secretary and assistant secretaries, a person appointed by the chairman, shall act as secretary.

Section 2.11. Voting. If a quorum is present at any meeting, action on a matter (other than the election of directors) is approved if the votes cast in favor exceed the votes cast in opposition, unless the question is one for which, by express provision of the law or of the articles of incorporation or these bylaws, a different vote is required, in which case such express provision shall govern and control the decision of such question.

Except as may be otherwise provided in the articles of incorporation, every shareholder of record shall have the right, at every shareholders' meeting, to one vote for every share, and if the corporation has issued fractional shares, to a fraction of a vote equal to every fractional share, of stock of the corporation standing in his name on the books of the corporation. A shareholder may vote either in person or by proxy.
Treasury shares, shares of this corporation's stock which are owned by another corporation the majority of the voting stock of which is owned by this corporation, and the shares of this corporation's stock held by another corporation in a fiduciary capacity for the benefit of this corporation shall not be voted, directly or indirectly, at any meeting of shareholders.

At each election for directors, every shareholder entitled to vote shall have the right to vote the number of shares owned by him, for as many persons as there are directors to be elected at that time and for whose election he has a right to vote or, if cumulative voting is authorized by the articles of incorporation, to accumulate his votes by giving one candidate a number of votes equal to the number of directors to be elected at that time multiplied by the number of his votes or distribute such number of votes among any number of candidates.

Shares standing in the name of another corporation, domestic or foreign, may be voted by the officer, agent, or proxy designated by the bylaws of the corporate shareholder; or, in the absence of any applicable bylaw, by such person as the board of directors of the corporate shareholder may designate. Proof of such designation may be made by presentation of a certified copy of the bylaws or other instrument of the corporate shareholder. In the absence of any such designation, or in case of conflicting designation, by the corporate shareholder, the chairman of the board, president, any vice president, secretary and treasurer of the corporate shareholder shall be presumed to possess, in that order, authority to vote such shares.

Shares held by an administrator, executor, guardian or conservator may be voted by such person, either in person or by proxy, without a transfer of such shares into the name of such person, provided, that if requested by the chairman of the board, president, chief financial officer, treasurer or secretary, such person has provided evidence of such fiduciary status acceptable to such officer.

Shares standing in the name of a trustee may be voted by such trustee, either in person or by proxy, but no trustee shall be entitled to vote shares held by such trustee without a transfer of such shares into the name of such trustee. Shares held by or under the control of a receiver, a trustee in bankruptcy proceedings, or an assignee for the benefit of creditors may be voted by him or the name of his nominee, without the transfer of such shares into his name, provided, that if requested by the chairman of the board, president, chief financial officer, treasurer or secretary, such person has provided evidence of such status acceptable to such officer.

A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee or the nominee of the pledgee shall be entitled to vote the shares so transferred.

Section 2.12. Proxies. Every shareholder entitled to vote at a meeting of shareholders or to express consent or dissent to corporate action in writing without a meeting may authorize another person or persons to act for him by proxy in accordance with applicable laws.

Section 2.13. Action by Shareholders Without a Meeting. Unless otherwise provided in the articles of incorporation, any action required to be taken at any annual or special meeting of shareholders of the corporation, or any action which may be taken at any annual or special meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, if one or more consents in writing, setting forth the action so taken, shall be dated and signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, and delivered to the corporation by delivery to its principal office in Florida, its principal place of business, the corporate secretary, or another officer or agent of the corporation having custody of the minute book. If any class of shares is entitled to vote thereon as a class, such written consent shall be required of the holders of a majority of the shares of such class and of the total shares entitled to vote. No written consent shall be effective to take the corporate action referred to therein unless, within sixty days of the date of the earliest dated consent delivered in the manner set forth above, written consents signed by the holders of the number of shares required to take action are delivered to the corporation by delivery as set forth above.

                           ARTICLE III
                        Board of Directors
Section 3.01. Powers and Duties. All corporate powers shall be exercised by or under the authority of, and the business and affairs of the corporation shall be managed under the direction of, a board of directors, except as may be otherwise provided in the Florida Business Corporation Act or the articles of incorporation.

A director shall perform his duties as a director, including duties as a member of any committee of the board upon which the director may serve, in good faith, in a manner the director reasonably believes to be in the best interests of the corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. In performing his duties, a director shall be entitled to rely on information, opinions, reports or statements, including financial statements and other financial data, in each case prepared or presented by:
	      (1) one or more officers or employees of the corporation whom the director reasonably believes to be reliable and competent in the matters presented,

                (2) counsel, public accountants or other persons as to matters which the director reasonably believes to be within such person's professional or expert competence, or

                (3) a committee of the board upon which the director does not serve, duly designated in accordance with provisions of the articles of incorporation or these bylaws, as to matters within its designated authority, which committee the director reasonably believes to merit confidence.

A director shall not be considered to be acting in good faith if the director has knowledge concerning the matter in question that would cause such reliance described in the preceding subsection to be unwarranted.

A person who performs his duties in compliance with this section shall not be liable for any action taken as a director or any failure to take any action.

A director of the corporation who is present at a meeting of the board of directors at which action on any corporate matter is taken shall be presumed to have assented to the action taken, unless the director votes against such action or abstains from voting in respect thereto.

Section 3.02. Qualification and Election. Unless otherwise provided in the articles of incorporation, directors need not be residents of Florida or shareholders in the corporation. Except in the case of vacancies, directors shall be elected by the shareholders. If the board of directors is classified with respect to the power to elect directors or with respect to the terms of directors and if, due to a vacancy or vacancies, or otherwise, directors of more than one class are to be elected, each class of directors to be elected at the meeting shall be nominated and elected separately. The candidates receiving the greatest number of votes, up to the number of directors to be elected, shall be elected directors.

Section 3.03. Number and Term of Office. The board of directors shall consist of the number of directors serving at the time of adoption of this Section 3.03, or such other number as may thereafter be from time to time (i) be determined by the board of directors or (ii) be set forth in a notice of a meeting of shareholders called for the election of the board of directors. Notwithstanding the foregoing, no decrease shall have the effect of shortening the term of any incumbent director. Each director shall serve until the next annual meeting of the shareholders and until his successor shall have been elected and qualified or until his earlier resignation, removal from office or death.

Section 3.04. Organization. At every meeting of the board of directors, the chairman of the board, if there be one, or in the absence of the chairman of the board, the president of the corporation or a chairman chosen by a majority of the directors present, shall preside, and the secretary or any person appointed by the chairman of the meeting shall act as secretary.

Section 3.05. Place of Meetings. Meetings of the board of directors of the corporation, regular or special, may be held either within or without the State of Florida.

Section 3.06. Annual Meetings. The board of directors shall hold an annual meeting each year immediately following the annual meeting of the shareholders at the place where such meeting of the shareholders was held for the purpose of election of officers and consideration of any other business that may be properly brought before the meeting. Notice of such annual meetings need not be given to either old or new members of the board of directors.

Section 3.07. Regular Meetings. If the board of directors determines to hold regular meetings, the board of directors may, at the annual meeting of the board of directors, fix by resolution the date, time and place of other regular meetings of the board. Notice of such regular meetings need not be given to any member of the board of directors, unless the same is held at other than the date, time and place of such meeting as fixed in accordance with this Section 3.07, in which event notice shall be given in the same manner as is provided in
Section 3.08 with respect to special meetings of the board of directors. In addition, announcement of a changed date, time or place at a meeting of the board of directors shall be deemed adequate notice to the directors present at such meeting.

Section 3.08. Special Meetings. Special meetings of the board of directors may be called by any two directors, the chairman of the board or the president. Notice of any special meeting of directors shall be given to each director at his business or residence in writing by first class or overnight mail or courier service, telegram or facsimile transmission, orally by telephone or by hand delivery. If mailed by first class mail, such notice shall be deemed adequately delivered when deposited in the United States mail so addressed, with postage prepaid, at least five days before such meeting. If by telegram, overnight mail or courier service, such notice shall be deemed adequately delivered when the telegram is delivered to the telegraph company or the notice is delivered to the overnight mail or courier service company at any time during a day that is at least two days prior to the date of such meeting. If by facsimile transmission, such notice shall be deemed adequately delivered when the notice is transmitted at least 12 hours prior to the time set for the meeting. If by telephone or by hand delivery, the notice shall be given at least 12 hours prior to the time set for the meeting.

Section 3.09. Action by Written Consent Without a Meeting. Any action of the board of directors or of any committee thereof, which is required or permitted to be taken at a regular or special meeting, may be taken without a meeting if a consent in writing, setting forth the action so to be taken, signed by all of the members of the board of directors or of the committee, as the case may be, is filed in the minutes of the proceedings of the board of directors or committee.

Section 3.10. Conference Telephone Meetings. One or more members of the board of directors may participate in meetings of the board or a committee of the board by means of a conference telephone or similar communications equipment by means of which all persons participating in the meeting can hear each other. Participation in a meeting pursuant to this section shall constitute presence in person at such meeting.

Section 3.11. Quorum. A majority of the directors in office shall be present at each meeting in order to constitute a quorum for the transaction of business.
An interested director may be counted in determining the presence of a quorum at a meeting of the board of directors which authorizes, approves or ratifies a contract or transaction in which such director has an interest.

Section 3.12. Voting. Except as otherwise specified in the articles of incorporation or these bylaws or provided by statute, the acts a majority of the directors present at a meeting at which a quorum is present shall be the acts of the board of directors.
Section 3.13. Adjournment A majority of the directors present, regardless of whether or not a quorum exists, may adjourn any meeting of the board of directors, to another time and place and no notice of any adjourned meeting need be given, other than by announcement at the meeting.

Section 3.14. Compensation. The board of directors shall have the authority to fix the compensation of directors for their attendance at meetings of the board of directors or committees thereof, or otherwise, and such compensation may include expenses, if any, associated with attendance at such meetings.

Section 3.15. Resignations. Any director of the corporation may resign at any time by giving written notice to the president or the secretary of the corporation. Such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 3.16. Vacancies. Any vacancy occurring in the board of directors, including any vacancy created by reason of an increase in the number of directors, may be filled by the affirmative vote of a majority of the remaining directors, or by the shareholders in the manner provided in the Florida Business Corporation Act. A director elected to fill a vacancy shall hold office only until the next election of directors by the shareholders.

Section 3.17. Removal. The shareholders may remove one or more directors from office, with or without cause (unless the articles of incorporation provide that directors may be removed only for cause), by a vote or written consent of the holders of a majority of the shares then entitled to vote. In case the board of directors or any one or more directors is so removed, new directors may be elected at the same meeting or by the same written consent. If the corporation has cumulative voting and if less than the entire board is to be removed, no individual director may be removed if the votes cast against the resolution for his removal would be sufficient to elect him if then cumulatively voted at an election of the entire board or a class of which he is part.

Section 3.18. Executive and Other Committees. The board of directors, by resolution adopted by a majority of the entire board, may designate from among its members an executive committee and one or more other committees, each committee to consist of two or more directors. The board may designate as alternate members of any committee, one or more directors who may replace any absent or disqualified member at any meeting of the committee.

The executive committee or other committee shall have and exercise all of the authority of the board to the extent provided in the resolution designating the committee, except that no such committee of the board shall have the authority of the board to:

                (1) approve or recommend to shareholders actions or proposals required by law to be approved by shareholders;

                (2) fill vacancies on the board of directors or any committee thereof;

                (3)  amend or repeal these bylaws;

                (4) authorize or approve the reacquisition of shares unless pursuant to a general formula or method specified by the board of directors; or

                (5) authorize or approve the issuance or sale of or contract for the sale of shares or determine the designation and relative rights, preferences and limitations of a voting group unless within limits specifically prescribed by the board of directors.

A majority of the directors in office designated to a committee, or directors designated to replace them as provided in this section, shall be present at each meeting to constitute a quorum for the transaction of business, and the acts of a majority of the directors in office designated to a committee or their replacements shall be the acts of the committee.

Each committee shall keep regular minutes of its proceedings and report such proceedings periodically to the board of directors.

Sections 3.05, 3.08, 3.09, 3.10 and 3.11 shall be applicable to committees of the board of directors.

Section 3.19. Nomination of Directors. Nominations for the election of directors may be made by the board of directors, a committee designated by the board of directors pursuant to Section 3.18 or any shareholder of record entitled to vote in the election of directors generally at the record date of the meeting and also on the date of the meeting at which directors are to be elected. However, any such shareholder may nominate one or more persons for election as directors only if written notice (the "Notice") of the shareholder's intent to nominate a director at the meeting is given by the shareholder and received by the secretary of the corporation in the manner and within the time specified in this Section. The Notice shall be delivered to the secretary of the corporation not less than 21 days nor more than 50 days prior to any meeting of the shareholders called for the election of directors; except that if less than 28 days' notice of the meeting is given to shareholders, the Notice shall be delivered to the secretary of the corporation not later than the earlier of the seventh day following the day on which notice of the meeting was first mailed to shareholders or the fourth day prior to the meeting. In lieu of delivery to the secretary, the Notice may be mailed to the secretary by certified mail, return receipt requested, but shall be deemed to have been given only upon actual receipt by the secretary.

The Notice shall be in writing and shall contain or be accompanied by: (1) the name and residence address of the nominating shareholder and of the person or persons to be nominated; (2) a representation that the shareholder is a holder of record of voting stock of the corporation and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the Notice; (3) such information regarding each nominee as would have been required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, (or pursuant to any successor act or regulation) had proxies been solicited with respect to such nominee by the management or board of directors of the corporation; (4) a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; and (5) the written consent of each nominee to serve as a director of the corporation if so elected.

The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that any nomination made at the meeting was not made in accordance with the procedures of this section and, in such event, the nomination shall be disregarded.
                            ARTICLE IV
                   Notice and Waiver of Notice
Section 4.01. Notice. Whenever written notice is required to be given to any director under the provisions of the articles of incorporation, these bylaws or the Florida Business Corporation Act, it shall be given to such director by personal delivery, telecopier, delivery to an overnight courier service or representative, deposit in the United States first-class mail, or by certified or registered mail, addressed to the address of such person (or, if applicable, such person's telecopier number) appearing on the books of the corporation, or supplied by such person to the corporation for the purpose of notice. A notice of a meeting shall specify the place, day and hour of the meeting. Notices to shareholders shall be given as provided in Section 2.06 hereof.

Section 4.02. Waiver of Notice. Whenever any notice is required to be given under the Florida Business Corporation Act, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Except in the case of a special meeting of shareholders, neither the business to be transacted at, nor the purpose of, the meeting need be specified in the waiver of notice of such meeting.

Attendance of a person, either in person or by proxy, at any meeting, shall constitute a waiver of notice of such meeting in the manner provided in the Florida Business Corporation Act unless: (a) in the case of a shareholders meeting, (i) the shareholder objects at the beginning of the meeting to holding the meeting or transacting business at the meeting or (ii) with respect to a matter that is not within the purpose or purposes described in the meeting notice, the shareholder objects when the matter is presented and (b) in the case of a directors' or committee meeting, the director states, at the beginning of the meeting or promptly upon arrival at the meeting, any objection to the transaction of business because the meeting is not lawfully called or convened.

                            ARTICLE V
                             Officers
Section 5.01. Number and Qualification. The officers of the corporation shall consist of such officers and agents as may be appointed by the board of directors. One person may hold more than one office. Officers may but need not be directors or shareholders of the corporation. The board of directors may elect from among the members of the board a chairman of the board who, if elected, shall be an officer of the corporation. A duly appointed officer may appoint one or more officers or assistant officers to the extent authorized by the board of directors.

Section 5.02. Election and Term of Office. Except for such officers as may be elected pursuant to Section 5.03, the officers of the corporation shall be appointed to hold office until the next annual organizational meeting of directors and until a successor shall have been duly elected and qualified, or until his death, resignation or removal.

Section 5.03. Subordinate Officers, Committees and Agents. The board of directors may from time to time elect such officers and appoint such committees, employees or other agents as the board deems the business of the corporation may require, to hold office for such period, have such authority, and perform such duties as are provided in these bylaws, or as the board of directors may delegate.

Section 5.04. The Chairman of the Board. The chairman of the board, if elected, shall preside at all meetings of the shareholders and of the board of directors, and shall, at each annual meeting of shareholders, present a report with respect to the condition and business of the Company. He shall have the authority to sign on behalf of the corporation, all reports, filings and other documents with such government agencies as are required by applicable law and shall perform such other duties as may from time to time be requested of him by the board of directors. The chairman of the board shall assume the duties of the president when the president is absent or otherwise unable to discharge his responsibilities. To be eligible to serve, the chairman of the board must be a director of the corporation.

Section 5.05. The President. The president shall be the chief executive officer of the corporation and shall have general powers of supervision, direction and control over the business and operations of the corporation, subject, however, to the authority of the board of directors. He shall have the authority to supervise preparation of and sign on behalf of the corporation, all reports, filings and other documents with such government agencies as are required by applicable law. He shall sign, execute, and acknowledge, in the name of the corporation, deeds, mortgages, bonds, contracts or other instruments except in cases where the signing and execution thereof shall be expressly delegated by the board of directors, or by these bylaws, to some other officer or agent of the corporation; and, in general, shall perform all duties incident to the office of president and such other duties as from time to time may be assigned to him by the chairman of the board and board of directors. If the board of directors has elected a chairman of the board, the president shall assume the duties of the chairman of the board when the chairman of the board is absent or unable to discharge his responsibilities.

Section 5.06. The Chief Financial Officer. The Chief Financial Officer shall be the principal financial officer of the corporation and, unless another officer is so designated, principal accounting officer of the corporation; whenever required by the Board of Directors, he shall render a statement of the financial condition of the corporation; shall keep and maintain, or cause to be kept and maintained, adequate and correct accounts of the properties and business transactions of the corporation, including, but not limited to, accounts of its assets, liabilities, receipts, disbursement, gains, losses, capital surplus and shares; shall be responsible for assuming adherence to such financial policies as are promulgated by the board of directors; and, in general, shall discharge such other duties as may from time to time be assigned to him by the board of directors, the chairman of the board or the president. The books of account shall be open at all reasonable times to inspection by any director.

Section 5.07. The Vice Presidents. The vice presidents shall perform duties as may from time to time be assigned to them by the board of directors, the chairman of the board or the president.

Section 5.08. The Secretary. The secretary shall attend all meetings of the board of directors and committees thereof and shall record the time and place of holding of such meeting, whether regular or special, and if special, how author-ized, the notice given, the names of those present at directors' meetings or the number of shares present or represented at shareholders' meetings in books to be kept for that purpose; shall see that notices are given and records and reports properly kept and filed by the corporation as required by law; shall, unless otherwise designed by the board of directors, be the custodian of the seal of the corporation and see that it is affixed to all documents to be executed on behalf of the corporation under its seal; and, in general, shall perform all duties incident to the office of secretary, and such other duties as may from time to time be assigned to him by the board of directors, the chairman of the board or the president.

Section 5.09. The Treasurer. The treasurer shall have or provide for the custody of the funds or other property of the corporation and shall keep a separate book account of the same; shall collect and receive or provide for the collection and receipt of moneys earned by or in any manner due to or received by the corporation; shall deposit all funds in his custody as treasurer in such banks or other places of deposit as the board of directors may from time to time designate; shall, whenever so required by the board of directors, render an accounting showing his transactions as treasurer; and, in general, shall discharge such other duties as may from time to time be assigned to him by the board of directors, the chairman of the board, the president or the Chief Financial Officer. If the board of directors fails to elect a Chief Financial Officer, then the Treasurer shall perform the duties of the Chief Financial Officer.

Section 5.10. Salaries and Compensation. The salaries, if any, of the officers elected by the board of directors shall be fixed from time to time by the board of directors or by such officer as may be designated by resolution of the board. The salaries or other compensation of any officers, employees and agents elected, appointed or retained by an officer or committee to which the board of directors has delegated such a power shall be fixed from time to time by such officer or committee. No officer shall be prevented from receiving such salary or other compensation by reason of the fact that he is also a director of the corporation.

Section 5.11. Resignations. Any officer or agent may resign at any time by giving written notice of resignation to the board of directors or to the president or the secretary of the corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

Section 5.12. Removal. Any officer, committee member, employee or agent of the corporation may be removed, either for or without cause, by the board of directors or other authority which elected or appointed such officer, committee member or other agent.

Section 5.13. Vacancies. A vacancy in any office because of death, resignation, removal, disqualification, or any other cause, shall be filled by the board of directors or by the officer or committee to which the power to fill such office has been delegated, as the case may be.

Section 5.14. Bond. The chairman of the board, president, chief financial officer and treasurer shall give such bond, if any, for the faithful performance of the duties of such office as shall be required by the board of directors.

                            ARTICLE VI
                 Certificates of Stock, Transfer
Section 6.01. Share Certificates, Issuance. Every shareholder shall be entitled to have a certificate representing all shares to which he is entitled; and such certificate shall be signed (either manually or in facsimile) by the chairman of the board, if any, or by the president or a vice president and by the secretary or any assistant secretary of the corporation and may be sealed with the corporate seal or a facsimile thereof. In the event any officer who has signed, or whose facsimile signature has been placed upon any share certificate shall have ceased to be such officer because of death, resignation or otherwise, before the certificate is issued, it may be issued with the same effect as if the officer had not ceased to be such at the date of its issue. Certificates representing shares of the corporation shall otherwise be in such form as provided by statute and approved by the board of directors. Every certificate exchanged or returned to the corporation shall be marked "CANCELLED", with the date of cancellation.

Section 6.02. Transfer. Transfers of shares shall be made on the books of the corporation upon surrender of the certificates therefor, endorsed by the person named in the certificate or by an attorney lawfully constituted in writing.

Section 6.03. Registered Shareholders. Except as otherwise expressly set forth in these bylaws, the corporation shall be entitled to recognize a person registered on its books in whose name any shares of the corporation are registered as the absolute owner thereof with the exclusive rights to receive dividends, and to vote such shares as owner. Except as otherwise provided by law, the corporation shall not be bound to recognize any equitable or other claim regardless of whether the corporation shall have express or other notice thereof.

Section 6.04. Lost, Destroyed or Mutilated Certificates. The holder of any shares of the corporation shall notify the corporation of any loss, destruction or mutilation of the certificates therefor, and the board of directors may, in its discretion, cause new certificates to be issued to him, upon satisfactory proof of such loss, destruction, or mutilation and, if the board of directors shall so determine, the deposit of a bond in such form and in such sum, and with such surety or sureties, as it may direct.

                           ARTICLE VII
             Indemnification of Directors, Officers,
                       Employees and Agents

Section 7.01. Directors, Officers, Employees and Agents. The corporation shall indemnify any officer or director who was or is a party or is threatened to be made a party (which shall include the giving of testimony or similar involvement) to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by, or in the right of the corporation) by reason of the fact that he is or was a director or officer of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of any other corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees), judgments, fines, and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding, including any appeal thereof, if he acted in good faith in a manner he reasonably believed to be in, or not opposed to the best interests of the corporation, and with respect to any criminal action or proceedings, had no reasonable cause to believe that his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction or upon a plea of nolo contendere or its equivalent shall not create, of itself, a presumption that the person did not act in good faith or in a manner which he reasonably believed to be in, or not opposed to, the best interest of the corporation or, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.

The corporation shall indemnify any person who was or is a party, or is threatened to be made a party (which shall include the giving of testimony or similar involvement), to any threatened, pending, or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees, judgments, fines and amounts paid in settlement (to the extent permitted by law), including any appeal thereof. Such indemnification shall be authorized if such person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interests of the corporation, except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable unless, and only to the extent that, the court in which such proceeding was brought, or any other court of competent jurisdiction, shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

The corporation may, by action of the board of directors and to the extent provided in such action, indemnify employees and agents as though they were officers and directors.

Section 7.02. Expenses. To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to above, or in any defense of any claim, issue or matter therein, the corporation shall indemnify him against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

Section 7.03. Determination of Standard of Conduct. Any indemnification hereunder, unless pursuant to a determination by a court, shall be made by the corporation as authorized upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because such person has met the applicable standard of conduct set forth above. Such determination shall be made either (1) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding, (2) by majority vote of a committee duly designated by the board of directors consisting of two or more directors not at the time parties to the proceeding, (3) by the shareholders who were not parties to such action, suit or proceedings, or (4) by independent legal counsel selected in accordance with the provisions of the Florida Business Corporation Act in a written opinion.

Section 7.04. Advance Expenses. To the extent permitted by applicable law, expenses including attorney's fees incurred by an officer, director, employee or agent of the corporation in defending any action, suit or proceeding shall be paid, in the case of an officer or director, and may be paid, in the case of an employee or agent, by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized herein.

Section 7.05. Benefit. The indemnification provided by this Article shall be in addition to the indemnification rights provided pursuant to the Florida Business Corporation Act, and shall not be deemed exclusive of any other rights to which person seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in such person's official capacity and as to action in another capacity while holding such office (provided that no indemnification may be made if expressly prohibited by the Florida Business Corporation Act), and shall continue as to a person who has ceased to be a director, officer, employee or agent of the corporation and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 7.06. Insurance. The corporation shall be empowered to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions contained herein.

Section 7.07. No Rights of Subrogation. Indemnification herein shall be a personal right and, the corporation shall have no liability under this Article VII to any insurer or any person, corporation, partnership, association, trust or other entity (other than the heirs, executors or administrators of any person otherwise entitled to indemnification pursuant to the provisions of this Article
VII) by reason of subrogation, assignment or succession by any other means to the claim of any person to indemnification hereunder.

Section 7.08. Indemnification for Past Directors. Indemnification as provided in this section shall continue as to a person who has ceased to be a director, officer, employee, or agent and shall inure to the benefit of the heirs, executors, and administrators of such a person.

Section 7.09. Affiliates. For the purposes of this Article, references to "the corporation" include all constituent corporations absorbed in a consolidation or merger, as well as the resulting or surviving corporation, so that any person who is or was serving at the request of such constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as he would if he had served the resulting or surviving corporation in the same capacity.

Section 7.10. Reliance. Each person who shall act as an authorized representative of the corporation shall be deemed to be doing so in reliance upon such rights of indemnification as are provided in this Article.

Section 7.11. Fund for Payment of Expenses. The corporation may create a fund of any nature, which may, but need not be, under the control of a trustee, or otherwise may secure in any manner its indemnification obligations, whether arising hereunder, under the Articles, by agreement, vote of shareholders or directors, or otherwise.


Section 7.12. Amendments. The provisions of this Article VII relating to indemnification and to the advancement of expenses shall constitute a contract between the corporation and each of its directors and officers which may be modified as to any director or officer only with that person's consent or as specifically provided in this section. Notwithstanding any other provision of these bylaws relating to their amendment generally, any repeal or amendment of this Article VII which is adverse to any director or officer shall apply to such director or officer only on a prospective basis, and shall not limit the rights of a director or officer to indemnification or to the advancement of expenses with respect to any action or failure to act occurring prior to the time of such repeal or amendment.

                           ARTICLE VIII
                          Miscellaneous
Section 8.01. Checks. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may designate from time to time.

Section 8.02. Dividends. The board of directors, at any regular or special meeting thereof, subject to any restrictions contained in the articles of incorporation, may declare and pay dividends upon the shares of the corporation's stock in cash, property or the corporation's shares in accordance with the Florida Business Corporation Act.

Section 8.03. Deposits. All funds of the corporation shall be deposited from time to time to the credit of the corporation in such financial institutions or other depositaries as the board of directors may approve or designate.

Section 8.04. Fiscal Year. The fiscal year of the corporation shall end on the 31st day of December in each year.

Section 8.05. Severability. The provisions of these bylaws shall be separable each from any and all other provisions of these bylaws, and if any such provision shall be adjudged to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision hereof, or the powers granted to this corporation by the articles of incorporation or bylaws.

                            ARTICLE IX

                            Amendments
Section 9.01. Amendments to the Bylaws. Except as specifically set forth elsewhere herein or in the articles of incorporation, the board of directors may amend or repeal these bylaws. The shareholders entitled to vote thereon may amend or repeal these bylaws even though the bylaws may also be amended or repealed by the board of directors.





Adopted:   July 18, 1995
Amended:   July 16, 1996
Amended:   August 15, 1997


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





QUIPP, INC.

Date:  November 5, 1997                      By:\ s\Ralph M. Branca
					    Ralph M. Branca
					    President and Chief Executive Officer


				      By:\ s\Jeffrey S. Barocas
				             Jeffrey S. Barocas
                                                    Chief Financial Officer