Form 10-K405
period 1997-12-31
QUIPP INC
filed 1998-03-31
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

For the transition period from _____________ to  ________________

                         Commission file number 0-14870

                                   QUIPP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                   59-2306191
------------------------------            ---------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

 4800 NW 157TH STREET, MIAMI, FLORIDA                     33014
 ---------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code  (305) 623-8700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 18, 1998 was approximately $20,672,096.*

The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 18, 1998 was 1,602,494.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              DOCUMENT INCORPORATED

Portions of the Quipp, Inc. Proxy Statement relating to the 1998 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               WHERE INCORPORATED

                                    Part III

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.

                                     PART I

This report includes forward looking statements that address, among other things, introduction of improved products, installation of software programs to address the Year 2000 issue and shipment of backlog. Actual results may differ from those in the forward looking statements due to a variety of factors, including economic conditions generally and in the newspaper industry, engineering difficulties in product development, unanticipated problems relating to software enhancements, delays in shipment and cancellation of customers orders.

ITEM I - BUSINESS

Quipp, Inc., (the "Company"), through its wholly owned subsidiary, Quipp Systems, Inc., is engaged in the design, manufacture and sale of specialized material handling equipment for the newspaper industry. The Company's products are generally designed to accomplish much of the mailroom operations of a newspaper publisher. The mailroom is an area to which newspapers flow from the pressroom in a continuous stream and in which newspapers are stacked, bundled and moved to the shipping docks. Conveyor systems are utilized to transport newspapers from the press to stacking machines that transform a continuous stream of newspapers into stacks. The stacks may be bundled and conveyed directly to the shipping docks, loaded into carts or stored on pallets for further processing at a later time.

Equipment manufactured by the Company for the newspaper mailroom industry includes the following :

NEWSPAPER STACKER - The Series 350 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Quipp Sport Stacker (Quipp Sport), aimed at smaller volume newspapers, performs the same mailroom functions as the Series 350 Stacker, but at maximum speeds of 60,000 copies per hour. These slower speeds are designed for lower circulation newspapers. In 1997, 1996 and 1995, newspaper stackers accounted for 39%, 46% and 39%, respectively, of the Company's net sales

BOTTOMWRAPPER - The Quipp Viper, the Company's bottomwrapper, applies wrapping paper to the bottom or three sides of a newspaper stack to protect against product damage and can utilize inkjet printing on the wrapping paper to provide delivery location and copy count information.

AUTOMATIC CART LOADING SYSTEM - This system automatically accumulates and loads strapped bundles of printed material into transportation carts for transport to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the full cart is automatically discharged from the cart loader and ready for the delivery truck.

NEWSPAPER CONVEYOR SYSTEMS - The Company's conveyor systems transport newspapers from pressrooms to various locations throughout the mailroom. These conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches, and special purpose components that can be arranged to accommodate the layout of the newspaper printing facility. The Company's newspaper conveyor systems include the Quipp Twin-Track and the Quipp Rollerslat. The Quipp Twin-Track is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is utilized in the processing of newspaper stacks prior to bundling.

OTHER PRODUCTS - Additionally, the Company manufactures a variety of other products for mailroom operations, including several different types of stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors and other mailroom equipment.

The Company's manufacturing activities consist primarily of the assembly of components comprising its products, the fabrication of some mechanical parts and the testing of completed products. The Company uses approximately 360 vendors to supply parts, materials and components for its various products. The Company believes that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in the Company's in-house machine shop, which is used primarily for custom engineering and development of prototype parts.

In addition to the manufacture and sale of its products, the Company sells spare parts for equipment purchased through the Company. In 1997 and 1996 the sale of spare parts accounted for approximately 8% and 9%, respectively, of the Company's net sales revenue.

All of the Company's products, excluding those not manufactured by the Company, have at least a one-year warranty, and the Company provides personnel for both installation and repair from its Miami-based service department. Customers are encouraged to stock spare modules and components.

The Company sells most of its products to newspaper publishers in the United States. The Company's foreign sales accounted for 18%, 19%, and 18% of total sales in 1997, 1996, and 1995 respectively. The following table indicates the amount of sales by geographic area during the past three years:

          SALES BY GEOGRAPHIC AREA
                                    1997              1996             1995
          --------------------------------------------------------------------
          United States          $22,281,825      $17,555,230      $19,012,140
          Far East                 2,214,009        2,639,972        1,335,192
          Canada                   1,187,003          314,698          430,855
          Latin America              611,787          203,949          166,605
          South Africa               263,453                0                0
          Other                      460,205          854,024        2,251,979
                            --------------------------------------------------
                                 $27,018,282      $21,567,873      $23,196,771
          --------------------------------------------------------------------

As of December 31, 1997, the Company's backlog of sales orders was approximately $5,422,619, as compared to $7,683,925 on December 31, 1996. The Company believes that it will satisfy all orders included in the backlog by end of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the year ended December 31, 1997, no customer accounted for 10% or more of the Company's net sales. For the year ended December 31, 1996, the NEW YORK TIMES accounted for 11% of the Company's net sales. Since the Company's equipment is designed to have an extended life, the Company's largest customers in a given year are usually different from the largest customers in any other year.

In connection with the installation of equipment, the Company, at the request of a customer, will resell related mailroom equipment to the customer that is not manufactured by the Company. Such sales accounted for approximately 2.0%, 3.0% and 4.0% of the Company's total sales in 1997, 1996, and 1995 respectively.

COMPETITION

The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined. Moreover, in recent years, there has been consolidation among manufacturers of newspaper material handling equipment. These developments have increased competition in the industry, and some of the Company's competitors have much greater financial resources than the Company. Nevertheless, the Company believes it has been able to compete successfully in this environment by stressing its engineering expertise and the quality and reliability of its products.

The Company believes it has two principal competitors for the newspaper mailroom equipment business in the United States, Heidelberg Finishing Systems, a domestic subsidiary of Heidelberger Druckmaschinen, a German Company and, GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss Company. In addition, there are several companies that compete with respect to certain of the Company's products. The Company has experienced competition on the basis of price with respect to most of its products and anticipates that price competition will continue.

MARKETING

The Company sells its products domestically through a six person direct sales staff and internationally through foreign dealers. Domestic marketing efforts include direct solicitation, trade show participation and a program of national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the foreign dealers are commissioned, while others purchase the Company's products for resale. The use of computer aided systems enables customization of the proposal process, including the design of custom newspaper handling systems tailored to the specific prospective installation.

PATENTS

The Company holds 22 U.S. patents, which expire during the period from 1998 to 2015. The Company has ten patents pending and continues to apply for patent protection when deemed advisable; however, the Company believes that the success of its products ultimately is dependent upon performance, reliability and engineering, and that its patents are not material to its business.

TRADEMARKS

The following are registered trademarks and trademarks of Quipp, Inc. and its subsidiary : Quipp; Quipp Grip.

RESEARCH AND DEVELOPMENT

Research and development expenditures totaled $582,839, $579,580 and $219,170 in 1997, 1996 and 1995, respectively. Research and development expenditures in 1997 were principally devoted to the improvement of the Company's newspaper stacker and twin-track stream splitter. The Company plans to introduce these improved products to the market in fiscal year 1998.

EMPLOYEES

As of December 31, 1997 the Company had 136 full-time employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of the Company are listed below:

    NAME             BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS      AGE
    ----             ----------------------------------------------      ---
RALPH M. BRANCA      Mr. Branca has been President and Chief             62
                     Executive Officer of Quipp, Inc. since
                     May 1995 and a director since April 1991.
                     Since 1989, he has been the President and owner of RMB Associates, a business consulting firm.

LOUIS D. KIPP        Mr. Kipp, a co-founder of the Company, has been     66
                     President of Quipp Systems, Inc. since July 1987 and Treasurer of the Company since October 1990.
                     He has been a director of the Company since
                     July 1995. Mr. Kipp served previously as a director from August 1983 until January
                     1995. He was President of the Company from August 1983 until July 1987.

CHRISTER A. SJOGREN  Mr. Sjogren, Executive Vice President of            55
                     Quipp Systems, Inc. since 1994, has served the Company in various capacities since 1983.
                     His responsibilities include marketing,
                     manufacturing and sales. Mr. Sjogren has been a Director of Quipp Systems, Inc.
                     since 1996.

JEFFREY S. BAROCAS   Mr. Barocas has been Chief Financial Officer        50
                     of the Company since July of 1996. Prior to joining the Company, Mr. Barocas was Chief
                     Financial Officer of a US subsidiary Of London
                     International, he was promoted to that position in 1990.


The Company recently announced that Anthony P. Peri will become President and Chief Executive Officer for the Company on April 6, 1998. Mr. Peri was President and Chief Operating Officer of Ctext, Inc., a pre-press systems supplier to the newspaper industry, since May 1997. From August 1986 to May 1997, he served in various capacities at Harris Publishing Systems Corporation, the most recent of which was Vice President and General Manager.

ITEM 2 - PROPERTIES

The Company operates its business from one site located in Miami, Florida. The building, which is owned by the Company, contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for the Company's manufacturing operations, with the remaining 14,870 square feet used for its administrative functions. The Company owns all of the equipment utilized in its manufacturing operations. In the opinion of management, the Company's properties are adequate and suitable for its operations. During 1998 the Company plans to expand its administrative facilities by approximately 3,000 square feet.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP". The following table sets forth high and low sales prices of the Common Stock of the Company as reported on the NASDAQ National Market for each calendar quarter in 1996 and 1997:

-------------------------------------------------------------------------------
                              1997                              1996
                      HIGH            LOW                HIGH            LOW
-------------------------------------------------------------------------------
FIRST QUARTER        $10.25           $8.25            $13.50           $10.25
SECOND QUARTER        14.75            9.25             12.25            10.50
THIRD QUARTER         17.50           13.50             11.87             9.00
FOURTH QUARTER        17.50           14.00             11.25             8.38
-------------------------------------------------------------------------------

As of December 31, 1997 the Company had approximately 524 record holders of the Common Stock, including brokers and other nominees. The Company has not paid dividends on its Common Stock since its inception.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and notes thereto and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data for each of the years in the five-year period ended December 31, 1997 has been derived from the audited balance sheets and related statements of income of the Company.

-------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        1997           1996           1995           1994          1993
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT INFORMATION:
Net sales                                                   $27,018        $21,568        $23,197        $17,035       $14,789
  Gross profit                                                9,769          7,864          7,631          4,893         4,661
  Research and development                                      583            580            219            362           510
  Selling, general and administrative expenses                4,690          4,205          4,295          3,653         4,036
  Operating profit                                            4,517          3,224          3,117          1,968           115
  Net income                                                  3,081          2,220          2,096          1,376           321
-------------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

  Net income per share (basic)                                 1.95           1.42           1.34           0.88          0.21
  Net income per share (diluted)                               1.89           1.42           1.34           0.88          0.21
  Book value per share                                        11.58           9.63           8.21           7.18          6.04
  Market price per share - high                               17.50          13.50          16.25           8.50          5.00
                         - low                                 8.25           8.38           6.75           2.50          2.50
-------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION

  Current assets                                            $22,882        $19,496        $18,383        $14,482       $11,959
  Total assets                                               25,303         22,074         21,267         19,342        14,241
  Current liabilities                                         5,693          5,842          6,855          7,444         3,669
  Long-term liabilities                                       1,050          1,150          1,550          1,350         1,700
  Shareholders' equity                                       18,560         15,082         12,863         10,548         8,871
Weighted average number of equivalent
shares outstanding                                        1,630,213      1,565,765      1,565,765      1,556,792     1,516,762
-------------------------------------------------------------------------------------------------------------------------------

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
(Note: All dollar amounts are in thousands)
1997 vs. 1996

                                         1997                    1996
-----------------------------------------------------------------------
NET SALES                           $  27,018                  $ 21,568
-----------------------------------------------------------------------
Increase (decrease)  $                  5,450
                     %                     25

The increase in net sales reflects growth in the domestic market. This increase was partially offset by a decrease in international sales, caused by a significant decline in sales to the Far East. Management believes that sales in the Far East were adversely affected by general economic difficulties in the region.

                                         1997                    1996
-----------------------------------------------------------------------
GROSS PROFIT                        $   9,769                 $   7,864
-----------------------------------------------------------------------
Increase (decrease)  $                  1,905
                     %                     24
Percentage of Net Sales                    36%                        36%

The increase in gross profit was the result of an increase in sales volume. As a percent of net sales, gross profit remained stable, despite a higher mix of original equipment manufactured products (which generally have lower margins). This stability is the result of increased manufacturing efficiencies.

                                                    1997                1996
-------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $    4,690          $   4,205
-------------------------------------------------------------------------------
Increase (decrease)  $                                485
                     %                                 11
Percentage of Net Sales                                17%                19%

The increase in selling, general and administrative expenses resulted from increases in commissions and in freight, warranty and trade show expenses. These expenses are generally related to the level of Company sales, and the increase reflects the higher sales volume.

                                      1997                     1996
-------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT          $    583                $     580
-------------------------------------------------------------------------------
Increase (decrease)  $                   3
                     %                   1
Percentage of Net Sales                  2%                       3%

Research and development expenditures remained essentially unchanged. Increased sales volume led to a decrease in research and development expenditures as a percentage of net sales.

                                      1997                     1996
-------------------------------------------------------------------------------
OPERATING INCOME                $     4,517                $   3,224
-------------------------------------------------------------------------------
Increase (decrease)  $                1,293
                     %                   40
Percentage of Net Sales                  17%                      15%

The increase in operating income resulted from increased gross profit and economies of scale in connection with expenses that are not significantly affected by increased sales volume.

                                           1997                     1996
-------------------------------------------------------------------------------
OTHER INCOME AND EXPENSE (NET)      $       415                $     284
-------------------------------------------------------------------------------
Increase (decrease)        $                131
                           %                 46
Percentage of Net Sales                       2%                       1%

The net increase in other income is principally due to an increase in interest income. Higher cash balances throughout the year had a positive effect on interest income. In 1997, the Company invested largely in tax-free securities. Investments in these instruments generally contribute less to income before income tax than taxable instruments. However, investments in tax-free instruments contributed more to net income (after tax income) than would taxable instruments that the Company deemed suitable for investment. Interest obligations on indebtedness partially offset the increase in the interest income.

RESULTS OF OPERATIONS

(Note: All dollar amounts are in thousands)
1996 vs. 1995

                                             1996                     1995
-------------------------------------------------------------------------------
NET SALES                              $    21,568                $ 23,197
-------------------------------------------------------------------------------
Increase (decrease)        $                (1,629)
                           %                    (7)

The Company's net sales decreased in 1996, as compared to 1995. The Company believes that the decline reflects increased newsprint costs experienced by newspapers in the second half of 1995, resulting in a decline in the number of new orders received through the first half of 1996.

                                             1996                     1995
-------------------------------------------------------------------------------
GROSS PROFIT                         $      7,864                $   7,631
-------------------------------------------------------------------------------
Increase (decrease)        $                  233
                           %                    3
Percentage of Net Sales                        36%                      33%

The increased gross profit, in spite of reduced net sales, was the result of cost reduction programs. Additionally, the Company had an improved sales mix.

                                                      1996              1995
-------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES   $      4,205        $   4,295
-------------------------------------------------------------------------------
Increase (decrease)        $                            (90)
                           %                             (2)
Percentage of Net Sales                                  19%              19%

The decrease in selling, general and administrative expenses in 1996 is primarily attributable to a reduction in system consulting fees as compared to 1995. This was partially offset by increased selling expenses, resulting from the expansion of the Company's sales staff to provide improved market coverage.

                                          1996                     1995
-------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT         $         580                $     219
-------------------------------------------------------------------------------
Increase (decrease)        $               361
                           %               165
Percentage of Net Sales                      3%                       1%

Research and development expenses increased from 1995 to 1996 due to management's commitment to reengineer certain existing products and introduce new products. In addition, the Company added three engineers to better support the planned research and development projects, and provide additional engineering support for sales customization. The expenditures were principally directed towards the improvement of the Company's bottomwrapper and cartloaders and the introduction of the Company's Quipp Sport Stacker.

                                           1996                     1995
-------------------------------------------------------------------------------
OPERATING INCOME                    $      3,224                $   3,117
-------------------------------------------------------------------------------
Increase (decrease)        $                 107
                           %                   3
Percentage of Net Sales                       15%                      13%

The increase in operating income and its related percentage of net sales for 1996, as compared to 1995, is principally a result of the increased gross profit, offset, in part, by the increase in research and development expenditures.

YEAR 2000

The Company will take measures during 1998 to address the Year 2000 issue. Specifically, the Company is purchasing additional hardware and software that will enable its management information systems to be Year 2000 compliant. Management anticipates that these measures will cost less than $100,000, and will not materially affect future operating results or financial condition.

GENERAL

The majority of the Company's sales are made on a contract basis. Typically, a deposit is received upon the execution of the sales contract. Prior to shipment, additional payments are received, reducing the customer's balance due. Any remaining balance is typically recognized upon shipment to the customer.

Larger orders are normally received some months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of the Company's short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, and the receipt and nature of new orders. The sales order backlog, as of December 31, 1997 and December 31, 1996, was $5,422,619 and $7,683,925, respectively. Management believes all orders in the December 31, 1997 backlog will be satisfied by the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 1997, cash, cash equivalents and securities available for sale totaled $13,668,457, as compared to $8,612,260 at December 31, 1996, an increase of $5,056,196. This increase was principally related to cash provided by operations and a reduction of $1,693,757 in accounts receivable. Working capital at December 31, 1997 was $17,189,005, an increase of $3,534,734 from $13,654,271 at December 31, 1996. Management believes the Company's resources are sufficient to fund operations at current level.

INFLATION

The rate of inflation has not had a material impact on operations.

ITEM 7A - QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 1997, and 1996

         Consolidated Statements of Income For Each of the Years in the Three-Year Period Ended December 31, 1997

         Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31,1997

         Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1997

         Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Quipp Inc.:

         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 1997, and 1996 and the related consolidated statements of income, and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 13, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Miami, Florida
February 23, 1998

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                                                            1997            1996
                                                                       ------------    ------------
ASSETS
Current assets
    Cash and cash equivalents                                          $    822,573    $    148,429
    Securities available for sale                                        12,845,884       8,463,831
    Accounts receivable, net                                              4,381,535       6,075,292
    Inventories                                                           3,530,609       3,595,199
    Deferred tax assets-current                                           1,169,119       1,087,619
    Prepaid expenses and other receivables                                  132,508         125,749
                                                                       ------------    ------------

TOTAL CURRENT ASSETS                                                     22,882,228      19,496,119

Property, plant and equipment, net                                        1,825,906       1,828,668
Goodwill                                                                    437,082         468,302
Other assets                                                                110,417         232,623
Deferred tax assets                                                          47,434          48,576
                                                                       ------------    ------------
TOTAL ASSETS                                                           $ 25,303,067    $ 22,074,288
                                                                       ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                   $    100,000    $    700,000
   Accounts payable                                                       1,252,375       1,066,185
   Accrued salaries and wages                                               588,165         601,455
   Deferred revenues                                                      1,342,963       1,824,898
   Income taxes payable                                                     184,044          44,786
   Other accrued liabilities                                              2,225,676       1,604,524
                                                                       ------------    ------------

TOTAL CURRENT LIABILITIES                                                 5,693,223       5,841,848

Long-term debt                                                            1,050,000       1,150,000
                                                                       ------------    ------------

TOTAL LIABILITIES                                                         6,743,223       6,991,848

Shareholders' Equity:
   Common stock - par value $.01 per share, authorized 8,000,000
      shares.  Issued 1,636,444 in 1997 and 1,634,465 shares in 1996         16,365          16,345
   Additional paid-in capital                                             5,359,845       5,113,190
   Retained earnings                                                     13,329,609      10,248,305
   Treasury stock, at cost, 1997 - 33,950 and 1996 - 68,700 shares
                                                                           (145,975)       (295,400)
                                                                       ------------    ------------
TOTAL SHAREHOLDERS' EQUITY                                               18,559,844      15,082,440

                                                                       ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 25,303,067    $ 22,074,288
                                                                       ============    ============

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                       1997            1996            1995
                                                                   ------------    ------------    ------------
          Net sales                                                $ 27,018,282    $ 21,567,873    $ 23,196,771
          Cost of sales                                             (17,248,863)    (13,703,717)    (15,565,945)

          GROSS PROFIT                                                9,769,419       7,864,156       7,630,826
                                                                   ------------    ------------    ------------
          Other operating income and (expense) items:
             Sale of patent and license rights                           19,865         145,037            --
             Selling, general and administrative expenses            (4,689,557)     (4,205,480)     (4,294,970)
             Research and development                                  (582,839)       (579,580)       (219,170)
                                                                   ------------    ------------    ------------
          OPERATING PROFIT                                            4,516,888       3,224,133       3,116,686

          Other income (expense):
             Interest income                                            476,430         345,120         355,148
             Interest expense                                           (61,704)        (61,032)        (90,314)
                                                                   ------------    ------------    ------------
                                                                        414,726         284,088         264,834

          INCOME BEFORE INCOME TAXES                                  4,931,614       3,508,221       3,381,520
          Income taxes                                               (1,850,310)     (1,288,393)     (1,285,292)
                                                                   ------------    ------------    ------------
          NET INCOME                                               $  3,081,304    $  2,219,828    $  2,096,228

          PER SHARE AMOUNTS:

             Basic income per common share                         $       1.95    $       1.42    $       1.34
             Diluted income per common share                       $       1.89    $       1.42    $       1.34
                                                                   ------------    ------------    ------------

          Weighted average number of common
             Equivalent shares outstanding                            1,630,213       1,565,765       1,565,765
                                                                   ------------    ------------    ------------

See accompanying notes to the consolidated financial statements


                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 1997, 1996 AND 1995


                                                         1997            1996           1995
                                                      -----------    -----------    -----------

Cash provided by operations:
    Net Income                                        $ 3,081,304    $ 2,219,828    $ 2,096,228
                                                      -----------    -----------    -----------
Reconciliation of net income to net cash
Provided by (used in) operations:
    Deferred income taxes                                 (81,500)        84,720        (84,358)
    Depreciation and amortization                         342,845        333,321        325,569
    Other noncash items                                    21,538           --             --
Changes in operational assets and liabilities:
    Restricted cash                                          --             --        1,023,765
    Accounts receivable, net                            1,693,757        832,110     (4,286,173)
    Inventories                                            64,590       (120,314)       908,376
    Other assets and prepaid expenses and
      other receivables                                     1,616         81,224        490,318
    Accounts payables and other accrued liabilities       794,052         71,860     (1,167,096)
    Deferred revenues                                    (481,935)    (1,334,604)       686,139
    Income tax payable                                    139,258       (169,211)      (408,723)
                                                      -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS               5,575,525      1,998,934       (415,955)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
    Securities available for sale                      (4,382,053)    (2,977,393)     1,527,651
    Capital expenditures                                 (193,890)       (24,132)      (144,196)
    Acquisition of business                                  --             --         (280,000)
                                                      -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (4,575,943)    (3,001,525)     1,103,455
                                                      -----------    -----------    -----------

Cash flows from financing activities:
    Repayment of debt                                    (700,000)      (100,000)      (400,000)
    Conversion of stock options                           374,562           --          218,750
                                                      -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                    (325,438)      (100,000)      (181,250)
                                                      -----------    -----------    -----------

Increase (decrease) in cash and cash equivalents          674,144     (1,102,591)       506,250

Cash and cash equivalents at beginning of year            148,429      1,251,020        744,770
                                                      -----------    -----------    -----------

Cash and cash equivalents at end of year              $   822,573    $   148,429    $ 1,251,020
                                                      -----------    -----------    -----------

Supplemental disclosure of cash payments made for:
    Interest                                          $    61,704    $    61,032    $    90,314
    Income taxes                                      $ 1,375,000    $ 1,326,000    $ 1,778,373
                                                      -----------    -----------    -----------


See accompanying notes to the consolidated financial statements.


                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                ADDITIONAL      COMMON                                                 TOTAL
                              COMMON STOCK       PAID-IN        STOCK         RETAINED       TREASURY STOCK         SHAREHOLDERS'
                            SHARES     AMOUNT    CAPITAL      SUBSCRIBED      EARNINGS     SHARES       AMOUNT         EQUITY
                          ---------   -------   ----------   -----------    -----------   -------    -----------    ------------
Balances
     January 1,1995       1,594,465   $15,945   $4,813,590   $   300,000    $ 5,932,249    68,700     $ (295,400)   $ 10,766,384
Net Income                                                                    2,096,228                                2,096,228
Issuance of shares for
     acquisitions            40,000       400      299,600                                                               300,000
Common Stock Subscribed                                         (300,000)                                               (300,000)
                          ---------   -------   ----------   -----------    -----------   -------    -----------    ------------
Balances
     December 31, 1995    1,634,465    16,345    5,113,190            --      8,028,477    68,700       (295,400)     12,862,612
Net Income                                                                    2,219,828                                2,219,828
                          ---------   -------   ----------   -----------    -----------   -------    -----------    ------------
Balances
     December 31, 1996    1,634,465    16,345    5,113,190            --     10,248,305    68,700       (295,400)     15,082,440
Net Income                                                                    3,081,304                3,081,304
Issuance of shares for
     directors' fees          1,979        20       21,518                                                                21,538
Conversion of employee
     stock options                                 225,137                                (34,750)       149,425         374,562
                          ---------   -------   ----------   -----------    -----------   -------    -----------    ------------
BALANCES
     DECEMBER 31, 1997    1,636,444   $16,365   $5,359,845   $       --     $13,329,609    33,950    $  (145,975)   $ 18,559,844
                          =========   =======   ==========   ===========    ===========   =======    ===========    ============

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly owned subsidiary (collectively, the Company). All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS - The Company designs, manufactures and installs material handling equipment, to facilitate the automated bundling and movement of newspapers from the printing press to the delivery truck.

INVENTORIES - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

ACCOUNTS RECEIVABLE/DEFERRED REVENUES - The majority of the Company's sales are made on a contract basis, which provides for progress payments. These payments, as received, are recorded to the customer's accounts receivable balance, and the revenue related to the contract is deferred. Revenue is recognized upon shipment of the equipment. If the contract includes installation, the installation revenue is recognized upon completion of installation at the customer's site. Accounts receivable is net of an allowance for doubtful accounts of $715,275 for both 1997 and 1996.

GOODWILL - Goodwill, resulting from a business acquisition, represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over the expected periods to be benefited, generally 17 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be affected if estimated future operating cash flows are not achieved.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs consist of expenditures incurred for the discovery of new knowledge that will be used in the development of new, or the significant enhancement of existing products and/or production processes, and the implementation of such knowledge through design, testing and construction of prototypes. The Company expenses research and development costs as they are incurred.

PROPERTY, PLANT AND EQUIPMENT, NET - The Company provides for depreciation of property, plant and equipment, all of which are recorded at cost, by annual charges to income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in the period in which such assets are retired. Repairs and maintenance are expensed as incurred; alterations and major overhauls that extend the lives or increase the capacity of plant assets are capitalized.

INCOME TAXES - Income taxes are accounted for using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes all the Company's operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

SECURITIES AVAILABLE FOR SALE - Securities available for sale include any securities that are not held for trading or are not intended to be held to maturity, and are recorded at fair value. Unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of shareholders' equity until realized. Realized gains and losses arising from the sale of securities are computed using the specific identification method, and are included in net income. Fair value of the securities is determined based upon market prices or discounted cash flow. A decline in the market value of any available for sale security below cost that is deemed to be other than temporary would result in a reduction in carrying amount. This impairment would be charged to income, and a new cost basis for the security would be established. Dividend and interest income are recognized when earned.

EARNINGS PER SHARE - Earnings per share amounts are based upon the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share
(EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution, and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS 128, which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

DEFERRED BOND FINANCING COST - Deferred bond financing costs, which were incurred upon issuance of the industrial revenue bonds (see Note 6), are included in other assets and are amortized using a method which approximates the effective yield over the term of issue of the bonds.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, provision for costs on completed contracts and inventory reserves. Actual results could differ from those estimates.

WARRANTY RESERVE - Warranty reserves are determined based on the Company's experience with customers' claims arising from the sale of merchandise. The Company's exposure, based on previous experience, is estimated at 1-1/2% of contract sales revenue. Amounts added to these reserves were charged to selling expense. The Company does not reserve for products manufactured by others and sold by the Company because they are not covered by a Company warranty.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company determines impairment of long-lived assets under the requirements that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets in 1997 and 1996.

STOCK-BASED COMPENSATION - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (Statement 123).

RECLASSIFICATIONS - Certain reclassifications have been made to prior years financial statements to conform to the current year's presentation.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale, which are recorded at fair value, consist primarily of state and local government obligations and other short-term investments. Due to the short-term maturity provisions of these instruments, the carrying value of securities available for sale approximates fair value as of December 31, 1997 and 1996. The Company's securities available for sale at December 31, 1997 and 1996 consisted of the following:

                                                 1997             1996
                                             ------------     ------------

      Securities:
         Commercial Paper                    $  5,000,000     $  2,975,454
         Municipal Securities                   4,850,000        4,488,491
         Federal Govt. Agency Obligations       3,000,000             --
         Money Market Investments                    --            999,886
         Less discount on Investments              (4,116)            --
                                             ------------     ------------
      Total                                  $ 12,845,884     $  8,463,831
                                             ============     ============


NOTE 3 - INVENTORIES

Components of inventory as of December 31, 1997, were as follows:

                                                 1997          1996
                                              ----------    ----------

      Raw Materials                           $2,631,601    $1,916,968
      Work in Process                            731,850     1,541,605
      Finished Goods                             167,157       136,626
                                              ----------    ----------
      Total                                   $3,532,605    $3,595,199
                                              ==========    ==========


NOTE 4 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 is as follows: [OBJECT OMITTED]


                                   CURRENT           DEFERRED           TOTAL
                                 -----------       -----------       -----------
1997
  U.S. FEDERAL                   $ 1,771,939       ($   74,220)      $ 1,697,719
    STATE AND LOCAL                  159,872            (7,281)          152,591
                                 -----------       -----------       -----------
                                 $ 1,931,811       ($   81,501)      $ 1,850,310
                                 ===========       ===========       ===========
1996
  U.S. Federal                   $ 1,072,267       $    75,471       $ 1,147,738
   State and local                   131,406             9,249           140,655
                                 -----------       -----------       -----------
                                 $ 1,203,673       $    84,720       $ 1,288,393
                                 ===========       ===========       ===========
1995
  U.S. Federal                   $ 1,169,605       ($   72,171)      $ 1,097,434
   State and local                   200,045           (12,187)          187,858
                                 -----------       -----------       -----------
                                 $ 1,369,650       ($   84,358)      $ 1,285,292
                                 ===========       ===========       ===========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                     1997               1996
                                                 -----------        -----------
Deferred Tax Assets:
  Warranty reserve                               $    93,359        $    94,456
  Inventory obsolescence                             170,562            225,630
  Allowance for bad debts                            258,428            264,651
  Contract reserves                                  116,877             80,351
  Depreciation                                       106,321             60,720
  Vacation Accrual                                    66,634             91,872
  Unicap                                              82,770             73,299
  Other taxes                                        129,461            161,706
  Other                                              192,141             83,510
                                                 -----------        -----------
Total gross deferred tax assets                  $ 1,216,553        $ 1,136,195
Less valuation allowance                                   0                  0
                                                 -----------        -----------
Net deferred tax assets                          $ 1,216,553        $ 1,136,195
Deferred tax liability                                     0                  0
                                                 -----------        -----------
Less noncurrent portion
  of depreciation                                    (47,434)           (48,576)
Net noncurrent deferred assets                   $ 1,169,119        $ 1,087,619
                                                 ===========        ===========


The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 1997, 1996, and 1995:

                                                   Year Ending December 31,
                    `                           --------------------------------
                                                1997         1996         1995
                                               ------       ------       ------

Statutory federal income tax rate              34.0%        34.0%        34.0%

Increase resulting from:

State and Local taxes, net of
   Federal income tax benefit                   2.1%         2.6%         3.7%

Other                                           1.4%         0.4%         0.3%
                                              ------      ------       ------

                                               37.5%        37.0%        38.0%
                                              ======      ======       ======

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment, net balances at December 31, 1997 and 1996 consist of the following:
                                                                     ESTIMATED
                                                                    USEFUL LIFE
                                        1997              1996      (IN YEARS)
                                    ----------        ----------    ----------


Land                                $  500,500        $  500,500         31
Building                             1,431,771         1,431,772         10
Building Improvements                  366,930           245,692         5
Machinery                              719,130           717,827         5
Furniture and Fixtures                 173,151           147,160         5
Computer Equipment                     541,481           496,122         5
Automobiles                             58,740            58,740
                                    ----------        ----------

                                     3,791,703         3,597,813

Less: Accumulated depreciation       1,965,797         1,769,145
                                    ----------        ----------

                                    $1,825,906        $1,828,668
                                    ==========        ==========


Depreciation expense charged to income was $196,651, $187,128, and $179,377 in 1997, 1996, and 1995, respectively.

NOTE 6 - LONG-TERM DEBT

INDUSTRIAL REVENUE BONDS - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds with a balance of $1,150,000 at December 31, 1997, of which $100,000 is classified as current. The Bonds are secured by a letter of credit from a bank, and bear interest at an average rate of 3.9% and 3.7% during 1997 and 1996, respectively. The bonds are payable in installments of $100,000 in years 1998 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 1998.

HALL PROCESSING NOTE - As part of the acquisition of substantially all of the assets of Hall Processing Systems in 1995 the Company issued a $900,000 promissory note. The note was payable over 3 years. During 1997 the outstanding balance of $600,000 was paid when due.

NOTE 7 - STOCK OPTION PLANS

1996 EQUITY COMPENSATION PLAN - In 1996, the Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan), was adopted by the Board of Directors and approved by the shareholders. The Equity Compensation Plan authorized 400,000 shares of Common Stock for issuance. The Equity Compensation Plan replaced the Quipp, Inc. 1990 Incentive Stock Option Plan, which was terminated. The Equity Compensation Plan provides for grants of stock options and stock-based awards to employees of the Company and certain consultants and advisors. It also provides for the grant of stock options to non-employee members of the Company's Board of Directors. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All previously granted stock options have five to ten-year maximum terms and vest either immediately or within four years of the grant date.

At December 31, 1997, there were 100,000 shares available for grant under the Equity Compensation Plan; 116,500 shares were granted in 1997. The per share weighted average fair value of stock options granted during 1997 ranged from approximately $8 to $10 on the grant dates, using the Black - Scholes option-pricing model, with the following weighted average assumptions: expected dividend yield is zero, risk-free interest rate of 6.3%, and expected lives ranging from five to ten years. The Company applies APB Opinion 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per common and common equivalent shares would have been reduced to the pro forma amounts indicated below:


                                                         1997           1996
                                                      -----------   -----------


Net Income                           As reported      $3,081,304    $2,219,828
                                     Pro forma        $2,681,076    $1,967,146

Net Income per Common and Common     As reported           $1.89         $1.42
   Equivalent Shares                 Pro forma             $1.64         $1.26
                                                      ----------    ----------


The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the proforma net income amounts presented above because compensation expense is reflected over the options' vesting period, which could be up to four years. Also, the provisions of SFAS 123 apply to grants awarded subsequent to December 15, 1994. As the Company did not grant any options for the year ended December 31, 1995, compensation expense for 1995 is not applicable. At December 31, 1997, the range of weighted-average exercise prices and remaining contractual life of outstanding options was $9 to $12.19, and 3 to 10 years, respectively. At December 31, 1997, the number of options exercisable was 236,500, and the weighted average exercise price of those options was $11.01.

1996 DIRECTORS FEE PURCHASE PLAN - The Quipp, Inc. Directors Fee Purchase Plan (the Plan) was terminated on October 28,1997.

NOTE 8 - EARNINGS PER SHARE

A reconciliation of the number of shares used in computing basic and diluted EPS follows:


                                   1997             1996              1995
                                 ---------        --------          ---------
SHARES

Basic shares                     1,576,556        1,565,765         1,565,765
Common stock equivalents
   from option plan                 53,657             --                --
                                 ----------       ---------        ----------

Diluted                          1,630,213        1,565,765         1,565,765
                                 =========        =========         =========
PER SHARE AMOUNTS:
Basic income per share           $    1.95        $    1.42         $    1.30
Diluted income per share         $    1.89        $    1.42         $    1.30
                                 =========        =========         =========

NOTE 9 - COMPREHENSIVE INCOME

In June 1997 the FASB issued Statements on Financial Accounting Standards No.130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires all items to be reported in a separate financial statement. The Company does not believe that the adoption of SFAS 130 will have a significant impact on its financial statements.

NOTE 10 - OPERATING SEGMENTS

In June 1997 the FASB issued Statements on Financial Accounting Standards No.131, "Disclosure about Segments of Enterprise and Related Information" (SFAS
131). SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way public business enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company does not believe that adoption of SFAS 131 will have a significant impact on its financial reporting.

NOTE 11 - MAJOR CUSTOMERS

For the year ended December 31, 1997, no single customer accounted for 10% or more of the Company's net sales. For the year ended December 31, 1996, THE NEW YORK TIMES accounted for approximately 11% of the Company's net sales. In 1995, no single customer accounted for 10% or more of the Company's net sales. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 13%, 19%, and 18% of total net sales in 1997, 1996 and 1995, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS

EMPLOYEE SAVINGS AND INVESTMENT PLAN - The Quipp Systems, Inc. Employee Savings and Investment Plan (the Saving Plan), is a defined contribution plan which covers substantially all full-time employees. The Saving Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(K) and 404 of the Internal Revenue Code. In 1996, the Board of Directors approved an increase in the matching contribution to the Saving Plan to 50%, from 25% in 1995, of the first 4% of compensation deferred by each participant. The amount contributed by the Company in 1997, 1996, and 1995, was $62,889, $71,222 and $37,935, respectively.
The administrative expenses of the Plan are paid by the Company as sponsor.

STOCK APPRECIATION RIGHT PLAN - The Company has a Stock Appreciation Right Plan for managerial employees. The Plan provides, among other things, incentive compensation based upon appreciation in the market value of the Common Stock of the Company. Vesting of share units occurs in equal increments over a five-year period. Payments can be made annually or deferred until no later than the end of the five-year period, or such longer period as may be approved by the Board of Directors. No more than 100,000 per share units may be issued pursuant to the Plan. No share units were awarded in 1997, 1996, or 1995. Payments relating to vesting of previous awards were $4,264, $4,254 and $30,606 in 1997, 1996 and 1995 respectively.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the following approximate fair value because of the short maturity of these instruments as of December 31, 1997 and 1996: cash and cash equivalents, securities available for sale, accounts receivable, prepayments and other receivables, current portion of long-term debt, accounts payable and accrued salaries and wages. The carrying value and fair value of the Company's long-term debt as of December 31, 1997 was $1,050,000 and $763,928, respectively, and as of December 31, 1996 was $1,150,000 and $815,207, respectively.

NOTE 14 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, including asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   1    Financial Statements - See "Index to Financial Statements" in
           Item 8

      2    All schedules are omitted because they are inapplicable

      3 Exhibits (Note: The file number of all referenced Annual and Quarterly Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

           EXHIBIT
             NO.
           -------

           3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1996).

           3.2      By-Laws, as amended.

           10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

           10.3 Quipp, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

           *10.4 Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by Reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

           *10.5 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

           *10.6 Agreement dated as of July 16, 1996 among Quipp, Inc., Quipp Systems, Inc. and Ralph M. Branca (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996).

           11       Computation of Net Income Per Share.

           22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

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

                                       QUIPP, INC.

Date:    March 28, 1998                BY: /s/ RALPH M. BRANCA
                                       -------------------------
                                       Ralph M. Branca,
                                       Principal Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                               TITLE                         DATE
---------                               -----                         ----

/s/ RALPH M. BRANCA
-------------------
RALPH M. BRANCA                  Principal Executive Officer,    March 28, 1998
                                 President and Director

/s/ RICHARD H. CAMPBELL
-----------------------
RICHARD H. CAMPBELL              Director                        March 28, 1998

/s/ JACK D. FINLEY
-----------------------
JACK D. FINLEY                   Director                        March 28, 1998

/s/ CRISTINA H. KEPNER
-----------------------
CRISTINA H. KEPNER               Director                        March 27, 1998

/s/ WILLIAM L. ROSE
-----------------------
WILLIAM L. ROSE                  Director                        March 28, 1998

/s/ RALPH S. ROTH
-----------------------
RALPH S. ROTH                    Director                        March 27, 1998

/s/  LOUIS D. KIPP
-----------------------
 LOUIS D. KIPP                   Director and Treasurer          March 26, 1998


/s/ JEFFREY S. BAROCAS
-----------------------
JEFFREY S. BAROCAS               Principal Financial and         March 27, 1998
                                 Accounting Officer

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

EXHIBIT
 NO.

3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1996).

3.2      By-Laws, as amended.

10.2.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

10.2.9 Guaranty Agreement among Quipp Systems, Inc., Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

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

10.3 Quipp, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

*10.4    Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by Reference to
         Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

*10.5 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

*10.6 Agreement dated as of July 16, 1996 among Quipp, Inc., Quipp Systems, Inc. and Ralph M. Branca (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1996).

11       Computation of Net Income Per Share

22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

23       Consent of KPMG Peat Marwick LLP

27       Financial Data Schedule

        *Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.