Form 10-Q
period 1998-03-31
QUIPP INC
filed 1998-05-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1998.

                                       OR

____________ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to ________________

                         Commission file number 0-14870

                                   QUIPP, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                             59-2306191
(State or other jurisdiction of                             (I.R.S. Employer
 ncorporation or organization)                              Identification No.)

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

Yes       X                No  ______

The number of shares of the registrant's common stock $.01 par value, outstanding at March 31, 1998 was 1,606,494.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1 - Consolidated Financial Statements

              Consolidated Balance Sheets -                                 3
                March 31, 1998 and December 31, 1997

              Consolidated Statements of Income -
               Three months ended March 31, 1998 and 1997

              Consolidated Statements of Cash Flows -                       5
               Three months ended March 31, 1998 and 1997

              Notes to Consolidated Financial Statements                    6

     Item 2 - Management's Discussion and Analysis of                       7
                Financial Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosure about Market Risk     8

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                              9

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            QUIPP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31, 1998              DECEMBER 31, 1997
------------------------------------------------------------------------------------------------------
                                                         (unaudited)
ASSETS

Current Assets:
   Cash and cash equivalents                              $       831,797                $      822,573
   Securities available for sale - current                     12,478,178                    12,845,884
   Accounts receivable, net                                     5,021,428                     4,381,535
   Inventories                                                  3,695,165                     3,530,609
   Deferred tax asset - current                                 1,169,119                     1,169,119
   Prepaid expenses and other receivables                         139,595                       132,508
                                                          ----------------------------------------------
TOTAL CURRENT ASSETS                                           23,335,282                    22,882,228

Other assets:
   Property, plant and equipment, net                           1,795,915                     1,825,906
   Goodwill                                                       429,276                       437,082
   Other assets                                                    93,035                       110,417
   Deferred tax asset - long term                                  47,434                        47,434
                                                          ----------------------------------------------
TOTAL ASSETS                                              $    25,700,942                $   25,303,067
                                                          ==============================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                      $       100,000                $      100,000
   Accounts payable                                               848,587                     1,252,375
   Accrued salaries and wages                                     398,832                       588,165
   Deferred revenues                                            1,641,511                     1,342,963
   Income tax payable                                             282,121                       184,044
   Other accrued liabilities                                    2,160,154                     2,225,676
                                                          ----------------------------------------------

TOTAL CURRENT LIABILITIES                                       5,431,205                     5,693,223

Noncurrent liabilities:
   Long term debt                                               1,050,000                     1,050,000
                                                          ----------------------------------------------

TOTAL LIABILITIES                                               6,481,205                     6,743,223

Shareholders' equity:
   Common stock - par value $.01 per share,
   8,000,000 shares authorized.  1,636,479
   and 1,636,444 shares issued, respectively
   on March 31, 1998 and December 31, 1997.                        16,365                        16,365
Additional paid-in capital                                      5,378,645                     5,359,845
Retained earnings                                              13,953,502                    13,329,609
Treasury stock, at cost,
   29,950 and 33,950 shares respectively                         (128,775)                     (145,975)
                                                          ----------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                     19,219,737                    18,559,844
                                                          ----------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $    25,700,942                $   25,303,067
                                                          ==============================================

See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31,


                                                                        1998                      1997
----------------------------------------------------------------------------------------------------------
                                                                     (Unaudited)              (Unaudited)

Net Sales                                                            $ 5,791,616               $ 5,913,068
Cost of sales                                                         (3,658,405)               (3,772,817)
                                                                    ----------------------------------------

Gross profit                                                           2,133,211                 2,140,251

Other operating income and expense items:
   Selling, general and administrative expenses                        1,149,598                 1,159,621
   Research and developments expense                                     143,562                    61,859
                                                                    ----------------------------------------

Operating profit                                                         840,051                   918,771

Other income (expense):
   Interest income                                                       127,701                    64,839
   Interest expense                                                      (10,781)                  (20,115)
                                                                    ----------------------------------------
                                                                         116,920                    44,724

                                                                    ----------------------------------------
Income before income taxes                                               956,971                   963,495
Income tax                                                              (333,077)                 (356,493)
                                                                    ----------------------------------------

Net income                                                             $ 623,894                 $ 607,002

                                                                    ----------------------------------------
Per share amounts:

   Basic income per common share                                            0.39                      0.39
   Diluted income per common share                                          0.37                      0.39

   Weighted average number of common
      equivalent shares outstanding                                    1,692,597                 1,566,558
----------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,


                                                                                       1998                  1997
---------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)           (Unaudited)
Cash provided by operations:
   Net income                                                                        $ 623,894             $ 607,002
                                                                                   -----------------------------------
Reconciliation of net income to net cash
(used in) provided by operations:
   Depreciation and amortization                                                        79,236               108,308
Changes in operational assets and liabilities:
   Accounts receivable, net                                                           (639,893)             (906,548)
   Inventories                                                                        (164,556)             (261,989)
   Other assets, prepaid expenses and other receivables                                 (7,087)               21,820
   Accounts payable and other accrued liabilities                                     (658,642)             (275,337)
   Deferred revenues                                                                   298,546             1,692,937
   Income tax payable                                                                   98,077               356,493
                                                                                   -----------------------------------

Net cash (used in) provided by operations                                             (370,425)            1,342,686
                                                                                   -----------------------------------

Cash flow from investing activities:
   Securities available for sale                                                       367,706            (1,091,142)
   Capital expenditures                                                                (24,058)               (2,143)
                                                                                   -----------------------------------

Net cash (used in) provided by investing activities                                    343,648            (1,093,285)
                                                                                   -----------------------------------

Cash flow from financing activities:
   Repayment of debt                                                                         -              (300,000)
   Conversion of stock options                                                          36,000                     -
                                                                                   -----------------------------------

Net cash (used in) provided by financing activities                                     36,000              (300,000)
                                                                                   -----------------------------------

Increase (decrease) in cash and cash equivalents                                         9,223               (50,600)

Cash and cash equivalents at the beginning of the month/year                           822,573               148,429
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the month/quarter                                $ 831,796              $ 97,829
---------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash payments made for:

   Interest                                                                          $  10,781              $ 20,114
                                                                                   -----------------------------------

   Income Taxes                                                                      $ 235,066              $ 20,000
---------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1997 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of March 31, 1998 and the results of its operations and cash flows for the three months ended March 31, 1998. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Consolidated Balance Sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES

Inventories at March 31, 1998 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 1998 and December 31, 1997 is as follows:

                                   MARCH 31, 1998            December 31, 1997
-------------------------------------------------------------------------------

Raw materials                          $2,208,405                   $2,631,602
Work in process                         1,286,574                      731,850
Finished goods                            200,186                      167,157
                               ------------------------------------------------
                                       $3,695,165                   $3,530,609


NOTE 3 - EARNINGS PER SHARE

Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution, and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS 128, which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

NOTE 4 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income" (Statement 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. Statement 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. Adoption of this statement did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 VS. THREE MONTHS ENDED MARCH 31, 1997 The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                       PERCENTAGE OF NET SALES
                                                    THREE MONTHS ENDED MARCH 31,
                                                     1998                 1997
--------------------------------------------------------------------------------
                                                 (Unaudited)         (Unaudited)

Net sales                                             100.0%              100.0%
Gross profit                                           36.8%               36.2%
Selling, general and administrative expenses           19.8%               19.6%
Research and development                                2.5%                1.0%
Interest income                                         2.2%                1.1%
Net income                                             10.8%               10.3%


NET SALES for the three months ended March 31, 1998 were $5,791,616, a decrease of $121,451 or 2.1% for net sales of $5,913,068 for the corresponding period in 1997. The decrease in net sales for the three months ended March 31, 1998 was attributable to a decrease in foreign sales, particularly in the Far East, partially offset by an increase in domestic sales.

GROSS PROFIT for the three months ended March 31, 1998 was $2,133,211. As a percentage of net sales, gross profit increased as a result of increased sales of spare parts and installations, which provide favorable margins.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 1998 were $1,149,598, a decrease of $10,023 or 0.9% from the corresponding period of 1997. The decrease was mainly attributable to the decrease in foreign sales agent commissions, partially offset by increases in domestic sales commissions and legal expenses. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 1998 increased to 19.8% from 19.6% for the corresponding period in 1997. This increase reflects the fact that certain administrative costs are relatively fixed and do not change in direct relationship to sales.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 1998 were $143,562, an increase of 132.1% over the 1997 period. As a percentage of net sales, research and development expenses increased to 2.5% from 1.0% in the corresponding period in 1997. The increase was mainly attributable to the development of product enhancements for the Company's single gripper conveyer.

INTEREST INCOME for the quarter ended March 31, 1998 was $127,701 as compared to $64,839 for the corresponding 1997 period. The increase in interest income was mainly attributable to higher balances in cash and cash equivalents and securities available for sale during 1998.

GENERAL

The Company's backlog as of March 31, 1998 was approximately $7,575,703, compared to $8,618,654 at March 31, 1997. The Company expects to ship all backlog items within the next twelve months. Based on current backlog, management is optimistic that the Company will achieve net sales in the quarter ended June 30, 1998 that are comparable to those achieved in the quarter ended March 31, 1998.

LIQUIDITY

At March 31, 1998, cash, cash equivalents and securities available for sale were $13,309,975. The Company believes that its cash, cash equivalents and securities available for sale are adequate to support the Company's operations at its current level.

FORWARD LOOKING STATEMENTS

The statements contained above regarding the shipment of backlog during the next twelve months and net sales for the quarter ended June 30, 1998 are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and in the newspaper industry, change in product demand, delays in shipment and cancellation of customers orders.

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

                                          QUIPP, INC.

         Date:  May 13, 1998              BY:\S\ ANTHONY P. PERI
                                          ----------------------
                                          Anthony P. Peri

                                          President and Chief Executive Officer

                                          BY:\S\ JEFFREY S. BAROCAS
                                          -------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT                              DESCRIPTION
-------                              -----------

27                     Financial Data Schedule