Form 10-Q
period 1998-06-30
QUIPP INC
filed 1998-08-14
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


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

Yes       X                No  ______

The number of shares of the registrant's common stock, $.01 par value, outstanding at June 30, 1998 was 1,636,994.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                3
                    June 30, 1998 and December 31, 1997

                  Consolidated Statements of Income -                          4
                   Three months ended June 30, 1998 and 1997
                   Six months ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows -                      5
                   Three months ended June 30, 1998 and 1997
                   Six months ended June 30, 1998 and 1997

                  Notes to Consolidated Financial Statements                   6

         Item 2 - Management's Discussion and Analysis of                      7
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk    8

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders          9

         Item 6 - Exhibits and Reports on Form 8-K                            10

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS



                    QUIPP INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS



                                                                  JUNE 30, 1998             DECEMBER 31, 1997
-------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)
ASSETS


Current Assets:
   Cash and cash equivalents                                       $    941,427              $    822,573
   Securities available for sale - current                           14,960,756                12,845,884
   Accounts receivable, net                                           3,694,105                 4,381,535
   Inventories                                                        3,209,701                 3,530,609
   Deferred tax asset - current                                       1,169,119                 1,169,119
   Prepaid expenses and other receivables                                83,844                   132,508
                                                                   --------------------------------------

TOTAL CURRENT ASSETS                                                 24,058,952                22,882,228

Other assets:
   Property, plant and equipment, net                                 1,809,582                 1,825,906
   Goodwill                                                             421,471                   437,082
   Other assets                                                          85,415                   110,417
   Deferred tax asset - long term                                        47,434                    47,434
                                                                   --------------------------------------

TOTAL ASSETS                                                       $ 26,422,854              $ 25,303,067
                                                                   ======================================


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Current portion of long term debt                               $    100,000              $    100,000
   Accounts payable                                                   1,250,385                 1,252,375
   Accrued salaries and wages                                           562,272                   588,165
   Deferred revenues                                                  1,259,038                 1,342,963
   Income tax payable                                                   215,380                   184,044
   Other accrued liabilities                                          1,677,038                 2,225,676
                                                                   --------------------------------------

TOTAL CURRENT LIABILITIES                                             5,064,113                 5,693,223

Noncurrent liabilities:
   Long term debt                                                     1,050,000                 1,050,000
                                                                   --------------------------------------

TOTAL LIABILITIES                                                     6,114,113                 6,743,223

Shareholders' equity:
   Common stock - par value $.01 per share, 8,000,000
   shares authorized.  1,636,994 and 1,636,444 shares issued,
   respectively June 30, 1998 and December 31, 1997                      16,370                    16,365
Additional paid-in capital                                            5,562,740                 5,359,845
Retained earnings                                                    14,729,631                13,329,609
Treasury stock, at cost, 0 and 33,950 shares
   respectively June 30, 1998 and December 31, 1997                           -                  (145,975)
                                                                   --------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                           20,308,741                18,559,844
                                                                   --------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 26,422,854              $ 25,303,067
                                                                   ======================================


See accompanying notes to the consolidated financial statements.

            QUIPP INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF INCOME
                   (UNAUDITED)


                                                         FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 1998        JUNE 30, 1997        JUNE 30, 1998         JUNE 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $ 7,043,107        $ 6,491,179           $ 12,834,722         $ 12,404,247
Cost of sales                                            4,272,763          4,239,454              7,931,167            8,012,271
                                                       ----------------------------------------------------------------------------
GROSS PROFIT                                             2,770,344          2,251,725              4,903,555            4,391,976

Other operating income and expense items:
   Selling, general and administrative expenses          1,537,725          1,185,977              2,687,323            2,345,598
   Research and developments expense                       207,356             69,716                350,918              131,575
                                                       ----------------------------------------------------------------------------

OPERATING PROFIT                                         1,025,263            996,032              1,865,314            1,914,803

                                                       ----------------------------------------------------------------------------
Other income and expense:
   Interest income                                         165,265            146,187                292,964              211,027
   Interest expense                                         11,364              4,151                 22,145               24,266
                                                       ----------------------------------------------------------------------------
                                                           153,901            142,036                270,819              186,761

                                                       ----------------------------------------------------------------------------
Income before income taxes                               1,179,164          1,138,068              2,136,133            2,101,564
Income tax                                                 403,036            421,085                736,113              777,578
                                                       ----------------------------------------------------------------------------

NET INCOME                                             $   776,128        $   716,983           $  1,400,020         $  1,323,986

-----------------------------------------------------------------------------------------------------------------------------------
Per share amounts:


   Basic income per common share                              0.48               0.44                   0.87                 0.82
   Diluted income per common share                            0.46               0.42                   0.82                 0.78

   Weighted average number of common
      equivalent shares outstanding                      1,712,619          1,606,774              1,702,663            1,586,777
-----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                 QUIPP INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (UNAUDITED)




                                                                  FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                               JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998  June 30, 1997
-----------------------------------------------------------------------------------------------------------------------------
Cash provided by operations:
   Net income                                                    $  776,128       $ 716,982       $ 1,400,020    $ 1,323,985
                                                                 --------------------------       --------------------------
Reconciliation of net income to net cash
(used in) provided by operations:
   Depreciation and amortization                                     65,988          60,811           145,224        169,119
   Other noncash items                                                    -          15,160                 -         15,160
Changes in operational assets and liabilities:
   Accounts receivable, net                                       1,327,325       1,324,871           687,432        418,323
   Inventories                                                      485,464        (638,616)          320,908       (900,605)
   Other assets, prepaid expenses and other receivables              55,751         (73,789)           48,664        (51,969)
   Accounts payable and other accrued liabilities                    82,122         694,379          (576,520)       419,042
   Deferred revenues                                               (382,474)       (451,653)          (83,925)     1,241,284
   Income tax payable                                               (66,741)       (219,665)           31,336        136,827
                                                                 --------------------------       --------------------------

NET CASH (USED IN) PROVIDED BY OPERATIONS                         2,343,563       1,428,480         1,973,139      2,771,166
                                                                 --------------------------       --------------------------

Cash flow from investing activities:
   Securities available for sale                                 (2,482,578)       (905,237)       (2,114,872)    (1,996,379)
   Capital expenditures                                             (64,231)        (26,751)          (88,289)       (28,894)
                                                                 --------------------------       --------------------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES              (2,546,809)       (931,988)       (2,203,161)    (2,025,273)

Cash flow from financing activities:
   Repayment of debt                                                      -               -                 -       (300,000)
   Conversion of stock options                                      312,875               -           348,875              -
                                                                 --------------------------       --------------------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                 312,875               -           348,875       (300,000)
                                                                 --------------------------       --------------------------

Increase (decrease) in cash and cash equivalents                    109,629         496,492           118,853        445,893

Cash and cash equivalents at the beginning of the quarter/year      831,797          97,830           822,573        148,429
-------------------------------------------------------------------------------------------       --------------------------

CASH AND CASH EQUIVALENTS AT END OF THE MONTH/QUARTER            $  941,426       $ 594,322       $   941,426    $   594,322
----------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure of cash payments made for:


   Interest                                                      $   11,364       $  13,295       $    22,145    $    24,266
                                                                 --------------------------       --------------------------

   Income Taxes                                                  $  806,500       $ 645,000       $ 1,041,566    $   645,000
----------------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1997 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 1998 and the results of its operations and cash flows for the six months ended June 30, 1998. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES

Inventories at June 30, 1998 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1998 and December 31, 1997 is as follows:

                                  JUNE 30, 1998               DECEMBER 31, 1997
-------------------------------------------------------------------------------

Raw materials                        $1,945,040                      $2,631,602
Work in process                         980,629                         731,850
Finished goods                          284,032                         167,157
                              -------------------------------------------------
                                     $3,209,701                      $3,530,609


NOTE 3 - EARNINGS PER SHARE

Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution, and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if option, warrants, convertible securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted the provisions of SFAS 128, which is effective for periods ending after December 15, 1997. The Company has restated all previously reported per share amounts to conform to the new presentation.

NOTE 4 - COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. It does not, however, specify when to recognize or how to measure items that make up comprehensive income. SFAS 130 was issued to address the concerns over the practice of reporting elements of comprehensive income directly in equity. Adoption of this statement did not have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                     PERCENTAGE OF NET SALES
                                                    THREE MONTHS ENDED JUNE 30,
                                                      1998              1997
------------------------------------------------------------------------------
                                                  (Unaudited)       (Unaudited)

Net sales                                            100.0%            100.0%
Gross profit                                          39.3%             34.7%
Selling, general and administrative expenses          21.8%             18.3%
Research and development                               2.9%              1.1%
Interest income                                        2.3%              2.3%
Net income                                            11.0%             11.0%


NET SALES for the three and six months ended June 30, 1998 were $7,043,107 and $12,834,722, respectively, an increase of $551,928 or 8.5% and $430,475 or 3.5%
over net sales of $6,491,179 and $12,404,247 for the corresponding periods in 1997. The increase in net sales reflected strong domestic sales offset by a decline in foreign sales.

GROSS PROFIT for the three and six months ended June 30, 1998 was $2,770,345 and $4,903,556, respectively, as compared to $2,251,725 and $4,391,976 for the corresponding periods in 1997. The increase in gross profit as a percentage of net sales was due to a more favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three and six months ended June 30, 1998 were $1,537,725 and $2,687,323, respectively, an increase of $351,748 or 29.7% and $341,724 or 14.6% from the corresponding periods of 1997. As a percentage of net sales, selling, general and administrative expenses for the three and six months ended June 30, 1998 increased to 21.8% and 20.9%, respectively, from 18.6% and 19.3% for the corresponding periods in 1997. The increase was mainly attributable to increased legal expenses resulting from a lawsuit filed by the Company to enforce one of its patents.

RESEARCH AND DEVELOPMENT expenses for the three and six months ended June 30, 1998 were $207,356 and $350,918, respectively, an increase of 194.4% and 166.7% over the same periods in 1997. As a percentage of net sales, research and development expenses for the three and six month periods ended June 30, 1998 increased to 2.9% and 2.73%, respectively, from 1.1% and 1.1% for the corresponding periods in 1997. The increase was mainly attributable to product enhancements for the Company's single gripper conveyer and the development of a new palletizer for the newspaper industry.

INTEREST INCOME for the three and six months ended June 30, 1998 was $165,265 and $292,964, respectively, as compared to $146,187 and $211,027 for the same periods in 1997. The increase in interest income was mainly attributable to higher balances in cash and cash equivalents and securities available for sale during 1998.

GENERAL

The Company's backlog as of June 30, 1998 was $7,080,838 compared to $9,198,624 at June 30, 1997. The Company expects to ship all backlog items within the next twelve months.

LIQUIDITY

At June 30, 1998 cash, cash equivalents and securities available for sale were $15,902,183 as compared to $13,668,457 at December 31, 1997, an increase of $2,233,726 or 16.3%. This increase was primarily due to cash provided by operations and a reduction in accounts receivable. The Company believes that its cash, cash equivalents and securities available for sale are adequate to support the Company's operations at its current level.

YEAR 2000

Based on correspondence received from the respective software vendors, the Company believes that its operating and accounting systems, which were recently upgraded, are Year 2000 compliant. The Company's manufacturing department uses Kronos, a computerized data collection system, to record labor time and attendance. The Kronos system is not Year 2000 compliant. The Company plans to replace the Kronos software and related hardware during the forth quarter of 1998, but is unable to assure that the new labor time and attendance recording system will be Year 2000 compliant on a timely basis. Nevertheless, the Company does not anticipate that the failure to be Year 2000 compliant with respect to labor time and attendance data would have a material adverse effect on the Company, since the necessary information could be entered manually rather than under the currently employed bar code scanning method. Management estimates that the overall cost of hardware and software upgrades will be less than $100,000 and will not materially affect future operating results or financial condition.

With respect to the Company's major vendors, the Company has initiated inquiries to determine whether they will be subject to Year 2000 issues in a manner that may have an impact on the Company's operations. The Company will further explore its Year 2000 readiness and the need for any remedial actions during the remainder of 1998.

FORWARD LOOKING STATEMENTS

The statements contained above regarding the shipment of backlog during the next twelve months; net sales in the quarter ended September 30, 1998; anticipated measures to address the Year 2000 issue (including, without limitation, replacement of hardware and software); third party statements regarding Year 2000 readiness of their products and systems; costs of Year 2000 measures; and other Year 2000 related matters are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and in the newspaper industry, change in product demand, delays in shipment, cancellation of customer orders, unanticipated hardware or software problems in connection with Year 2000 upgrades, unanticipated difficulties in manual entry of labor time and attendance data, and unanticipated costs of Year 2000 measures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Not applicable

PART II - OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On May 12, 1998 the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of the board of directors, a proposal to amend the Articles of Incorporation to provide for the classification of the Board of Directors, a proposal to amend the Articles of Incorporation to require that all shareholder action be taken at a shareholder meeting and not by written consent, a proposal to amend the Company's 1996 Equity Compensation Plan and a proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for 1998.

           The voting results are set forth as follows:

           1.        Election of the Board of Directors:

                    NAME OF NOMINEE         FOR           WITHHELD
                    ---------------         ---           --------
                    Jack D. Finley          1,145,307     156,850
                    Anthony P. Peri         1,145,407     156,750
                    William L. Rose         1,145,407     156,750
                    Ralph M. Branca         1,145,407     156,750
                    Louis D. Kipp           1,145,407     156,750
                    Richard H. Campbell     1,145,407     156,750
                    Cristina H. Kepner      1,145,407     156,750


           2. To amend the Articles of Incorporation to provide for the classification of the Board of Directors:

                      FOR        AGAINST       ABSTAIN       BROKER NON-VOTES
                      ---        -------       -------       ----------------
                    657,774      305,868       5,300             333,215

           3. To amend the Articles of Incorporation to require that all shareholder action be taken at a shareholder meeting and not by written consent:

                      FOR        AGAINST       ABSTAIN       BROKER NON-VOTES
                      ---        -------       -------       ----------------
                    705,624      255,368       4,950              336,215

           4.       To amend the Equity Compensation Plan:

                      FOR        AGAINST       ABSTAIN       BROKER NON-VOTES
                      ---        -------       -------       ----------------
                    701,422      259,005       8,265              333,465

           5. Ratification of the appointment of KPMG Peat Marwick LLP as the Company's independent public accountants for 1998:

                      FOR        AGAINST       ABSTAIN       BROKER NON-VOTES
                      ---        -------       -------       ----------------
                   1,294,018      5,289        2,850                 0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (3) Articles of Amendment to Articles of Incorporation and Articles of Incorporation, as amended

                  (10)     Quipp, Inc. 1998 Equity Compensation Plan, as amended

                  (27)     Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        QUIPP, INC.

         Date:  August 13, 1998         BY: /S/ ANTHONY P. PERI
                                        -----------------------
                                        Anthony P. Peri
                                        President and Chief Executive Officer


                                        BY: /S/ JEFFREY S. BAROCAS
                                        --------------------------
                                        Jeffrey S. Barocas
                                        Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

       EXHIBIT    DESCRIPTION
       -------    -----------

         3 Articles of Amendment to Articles of Incorporation and Articles of Incorporation, as amended

         10       Quipp, Inc. 1998 Equity Compensation Plan, as amended

         27       Financial Data Schedule