Form 10-Q
period 1998-09-30
QUIPP INC
filed 1998-11-16
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended SEPTEMBER 30, 1998.

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

                         Commission file number 0-14870

                                   QUIPP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                     59-2306191
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                  4800 N.W. 157TH STREET, MIAMI, FLORIDA 33014
                  --------------------------------------------
                    (Address of principal executive offices)

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

Yes [X]  No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding at September 30, 1998 was 1,644,994.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

   Item 1 - Consolidated Financial Statements

            Consolidated Balance Sheets -                                 3
              September 30, 1998 and December 31, 1997

            Consolidated Statements of Income -                           4
              Three months ended September 30, 1998 and 1997
              Nine months ended September 30, 1998 and 1997

            Consolidated Statements of Cash Flows -                       5
              Nine months ended September 30, 1998 and 1997

            Notes to Consolidated Financial Statements                    6

   Item 2 - Management's Discussion and Analysis of                       7
              Financial Condition and Results of Operations

   Item 3 - Quantitative and Qualitative Disclosure about Market Risk     9

PART II - OTHER INFORMATION

   Item 6 - Exhibits and Reports on Form 8-K                              10

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                            QUIPP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                 SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                 ------------------   -----------------
                                                     (UNAUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents                        $    378,358        $    822,573
   Securities available for sale - current            16,561,909          12,845,884
   Accounts receivable, net                            4,857,479           4,381,535
   Inventories                                         3,188,086           3,530,609
   Deferred tax asset - current                        1,169,119           1,169,119
   Prepaid expenses and other receivables                327,914             132,508
                                                    ------------        ------------

TOTAL CURRENT ASSETS                                  26,482,865          22,882,228

Other assets:
   Property, plant and equipment, net                  1,783,957           1,825,906
   Goodwill                                              413,666             437,082
   Other assets                                           82,462             110,417
   Deferred tax asset - long term                         47,434              47,434
                                                    ------------        ------------

TOTAL ASSETS                                        $ 28,810,384        $ 25,303,067
                                                    ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long term debt                $    100,000        $    100,000
   Accounts payable                                    1,307,230           1,252,375
   Accrued salaries and wages                            667,574             588,165
   Deferred revenues                                   1,652,654           1,342,963
   Income tax payable                                    571,401             184,044
   Other accrued liabilities                           2,164,010           2,225,676
                                                    ------------        ------------

TOTAL CURRENT LIABILITIES                              6,462,869           5,693,223

Noncurrent liabilities:
   Long term debt                                      1,050,000           1,050,000
                                                    ------------        ------------

TOTAL LIABILITIES                                      7,512,869           6,743,223

Shareholders' equity:
   Common stock - par value $.01 per share,
   8,000,000 shares authorized. 1,644,994
   and 1,636,444 shares issued, respectively
   September 30, 1998 and December 31, 1997               16,450              16,365
Additional paid-in capital                             5,657,035           5,359,845
Retained earnings                                     15,624,030          13,329,609
Treasury stock, at cost, 0 and 33,950 shares
   respectively September 30, 1998 and
   December 31, 1997                                        --              (145,975)
                                                    ------------        ------------

TOTAL SHAREHOLDERS' EQUITY                            21,297,515          18,559,844
                                                    ------------        ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 28,810,384        $ 25,303,067
                                                    ============        ============

See accompanying notes to the consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                        FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                                 ---------------------------------------  ----------------------------------------
                                                 SEPTEMBER 30, 1998   SEPTEMBER 30, 1997  SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                 ------------------   ------------------  ------------------    ------------------
Net Sales                                            $ 7,147,024          $ 7,005,395          $19,981,746          $19,409,642
Cost of sales                                          4,358,496            4,452,201           12,289,661           12,464,472
                                                     -----------          -----------          -----------          -----------

Gross profit                                           2,788,528            2,553,194            7,692,085            6,945,170

Other operating income and expense items:
   Selling, general and administrative expenses        1,410,404            1,043,891            4,097,727            3,389,489
   Research and developments expense                     158,568              261,073              509,486              392,648
                                                     -----------          -----------          -----------          -----------

Operating profit                                       1,219,556            1,248,230            3,084,872            3,163,033
                                                     -----------          -----------          -----------          -----------

Other income and expense:
   Interest income                                       163,892              103,980              456,856              315,007
   Interest expense                                       14,028               12,333               36,174               36,599
                                                     -----------          -----------          -----------          -----------
                                                         149,864               91,647              420,682              278,408
                                                     -----------          -----------          -----------          -----------

Income before income taxes                             1,369,420            1,339,877            3,505,554            3,441,441
Income tax                                               475,021              495,815            1,211,134            1,273,392
                                                     -----------          -----------          -----------          -----------

Net income                                           $   894,399          $   844,062          $ 2,294,420          $ 2,168,049
                                                     ===========          ===========          ===========          ===========
Per share amounts:

   Basic income per common share                            0.54                 0.54                 1.41                 1.38
   Diluted income per common share                          0.52                 0.51                 1.34                 1.35

   Weighted average number of common
      equivalent shares outstanding                    1,720,905            1,656,828            1,709,066            1,610,384
                                                     ===========          ===========          ===========          ===========

See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE NINE MONTHS ENDED
                                                         ----------------------------------------
                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1997
                                                         ------------------    ------------------
Cash provided by operations:
   Net income                                               $ 2,294,420           $ 2,168,048

Reconciliation of net income to net cash
(used in) provided by operations:
   Depreciation and amortization                                276,413               253,538
   Other noncash items                                             --                    --
Changes in operational assets and liabilities:
   Accounts receivable, net                                    (475,943)            1,601,287
   Inventories                                                  342,524              (585,692)
   Other assets, prepaid expenses and other
      receivables                                              (266,074)              (29,410)
   Accounts payable and other accrued liabilities                72,599               592,032
   Deferred revenues                                            309,691               264,079
   Income tax payable                                           387,357               120,804
                                                            -----------           -----------

NET CASH (USED IN) PROVIDED BY OPERATIONS                     2,940,987             4,384,686
                                                            -----------           -----------
Cash flow from investing activities:
   Securities available for sale                             (3,716,026)           (2,973,362)
   Capital expenditures                                        (112,426)              (95,705)
                                                            -----------           -----------
NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                                                (3,828,452)           (3,069,067)
                                                            -----------           -----------
Cash flow from financing activities:
   Repayment of debt                                               --                (300,000)
   Conversion of stock options                                  443,250               172,937
                                                            -----------           -----------
NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                                   443,250              (127,063)
                                                            -----------           -----------

Increase (decrease) in cash and cash equivalents               (444,214)            1,188,556

Cash and cash equivalents at the beginning of
   the year                                                     822,573               148,429
                                                            -----------           -----------

CASH AND CASH EQUIVALENTS AT END OF SEPTEMBER               $   378,360           $ 1,336,985
                                                            ===========           ===========

Supplemental disclosure of cash payments made for:

   Interest                                                 $    32,688           $    37,223
                                                            -----------           -----------

   Income Taxes                                             $ 1,160,566           $ 1,145,000
                                                            ===========           ===========

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1997 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 1998 and the results of its operations and cash flows for the nine months ended September 30, 1998. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES

Inventories at September 30, 1998 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1998 and December 31, 1997 is as follows:

                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                        ------------------    -----------------
Raw materials                               $1,914,329           $2,631,602
Work in process                              1,048,110              731,850
Finished goods                                 225,647              167,157
                                            ----------           ----------
                                            $3,188,086           $3,530,609

NOTE 3 - EARNINGS PER SHARE

Earnings per share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Basic EPS excludes all dilution, and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options, warrants, convertible securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated all previously reported per share amounts to conform to the new presentation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                          PERCENTAGE OF NET SALES
                              -------------------------------------------------
                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                    SEPTEMBER 30,            SEPTEMBER 30,
                              -------------------------------------------------
                                 1998         1997        1998         1997
                              -----------  ----------- -----------  -----------
                              (UNAUDITED)  (UNAUDITED) (UNAUDITED)  (UNAUDITED)
                              -----------  ----------- -----------  -----------
NET SALES                        100.0%      100.0%       100.0%      100.0%
GROSS PROFIT                      39.0%       36.4%        38.5%       35.8%
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES           19.7%       14.9%        20.5%       17.5%
RESEARCH AND DEVELOPMENT           2.2%        3.7%         2.5%        2.0%
INTEREST INCOME                    2.3%        1.5%         2.3%        1.6%
NET INCOME                        12.5%       12.0%        11.5%       11.2%

NET SALES for the three and nine months ended September 30, 1998 were $7,147,024 and $19,981,746, respectively, an increase of $141,629 (2.0%) and $572,104
(2.9%) over net sales of $7,005,395 and $19,409,642 for the corresponding periods in 1997. The increase in net sales was due to stronger domestic and international sales.

GROSS PROFIT for the three and nine months ended September 30, 1998 was $2,788,528 and $7,692,085, respectively, an increase of $235,334 (9.2%) and
$746,915 (10.8%) as compared to $2,553,194 and $6,945,170 for the corresponding periods in 1997. The increase in gross profit as a percentage of net sales was due to a more favorable product mix.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three and nine months ended September 30, 1998 were $1,410,404 and $4,097,727, respectively, an increase of $366,513 (35.1%) and $708,238 (20.9%) as compared to $1,043,891 and $3,389,489 for the corresponding periods of 1997. The increase was mainly attributable to expenses relating to the evaluation of a potential business combination transaction that the Company determined not to pursue. The increase in the three months ended September 30, 1998 was partially offset by the reimbursement of certain legal fees incurred earlier in the year in connection with a lawsuit brought by the Company to enforce one of its patents. The reimbursement was paid pursuant to the settlement of the lawsuit.

RESEARCH AND DEVELOPMENT expenses for the three and nine months ended September 30, 1998 were $158,568 and $509,486, respectively, a decrease of 39.3% and an increase of 29.8% as compared to $261,073 and $392,648 for the same periods in 1997. The increase for the nine months ended September 30, 1998 was mainly attributable to product enhancements for the Company's core products in addition to the reengineering of the single gripper conveyer and the development of a new palletizer for the newspaper industry.

INTEREST INCOME for the three and nine months ended September 30, 1998 was $163,892 and $456,856, respectively, as compared to $103,980 and $315,007 for the same periods in 1997. The increase in interest income was mainly attributable to higher balances in cash and cash equivalents and securities available for sale during 1998.

GENERAL
The Company's backlog as of September 30, 1998 was $6,487,503 compared to approximately $7,048,489 at September 30, 1997. However the backlog as of October 31, 1998 was $8,992,725 as compared to $7,258,821 on October 31, 1997.
The Company expects to ship all backlog items within the next twelve months.

LIQUIDITY
At September 30, 1998 cash, cash equivalents and securities available for sale were $16,940,267 as compared to $13,668,457 at December 31, 1997, an increase of $3,271,810 or 23.9%. This increase was primarily due to an increase in cash provided by operations offset to some extent by an increase of $475,943 in accounts receivable reflecting an unusually large sales volume in September 1998, and an increase of $266,074 in prepaid expenses and deposits reflecting prepayments for insurance and the NEXPO trade show in 1999. The Company believes that its cash, cash equivalents and securities available for sale are adequate to support the Company's operations at its current level.

YEAR 2000
Year 2000 Disclosure - The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has been engaged in an evaluation of its Year 2000 readiness in connection with its information technology and non-information technology systems. In addition, the Company has analyzed its products as they relate to the Year 2000 issue. The Company has also attempted to analyze Year 2000 issues relating to third parties with whom the Company has a business relationship. The current status of the Company's efforts is as follows:

INTERNAL SYSTEMS AND PRODUCTS
Information Technology Systems - The Company's manufacturing and accounting software supplier has advised the Company that Year 2000 support was implemented in 1995 and that the Company's manufacturing and accounting software is Year 2000 compliant. In addition, the Company's AS/400 operating system has been upgraded and the Company has received correspondence from the software vendor that this software is Year 2000 compliant. To confirm Year 2000 compliance, the Company intends to begin testing of its manufacturing and accounting and operating system software during the fourth quarter of 1998.

The Company's manufacturing department uses a computerized data collection system to record labor time and attendance. This system is not Year 2000 compliant. The Company has purchased replacement software and related hardware, which it plans to install during the forth quarter of 1998. Testing and debugging are scheduled to be completed prior to March 31, 1999. The Company currently estimates costs relating to the new hardware and software will be approximately $35,000. However, the Company is unable to assure that the new system will be Year 2000 compliant on a timely bases or that costs may not be higher in the event of unanticipated difficulties. The Company does not anticipate that the failure to be Year 2000 compliant with respect to labor time and attendance data would have a material adverse effect on the Company, since the necessary information could be entered manually rather than under the currently employed bar code scanning method.

Non-Information Technology Systems - The Company's heating, cooling, ventilation and alarm systems include microprocessor-based components. The heating, cooling and ventilation systems providers have advised the Company that these systems are not date sensitive. The alarm company was unable to provide assurance of Year

2000 compliance for the alarm. Therefore, the alarm system is being replaced with a system certified to be compliant. This installation will be completed prior to December 31, 1998.

PRODUCTS - The Company's products are not materially date sensitive. Moreover, products currently manufactured that have time and date functions are Year 2000 compliant. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the Year 2000 issue.

YEAR 2000 ISSUES RELATING TO THIRD PARTIES
Vendors - The Company utilizes approximately 360 vendors to supply parts, materials and components for its various products. The Company has surveyed all of its major vendors regarding their Year 2000 status. Several vendors have supplied letters to the Company stating that they are either Year 2000 compliant or that they will be Year 2000 compliant by December 31, 1998. However, the Company is unable to verify this information, and it is possible that advice received from vendors may be erroneous. Moreover, certain vendors have not responded to the Company's request for information, and may not be Year 2000 compliant. Nevertheless, the Company believes alternative sources of supply are available for all required components. Therefore, absent widespread difficulties affecting several critical vendors, the Company does not anticipate that vendors' Year 2000 issues would have a material adverse effect on the Company. In addition, certain machine parts could be manufactured in the Company's in-house machine shop.

The Company has received verbal verification from several of its freight providers that they are Year 2000 compliant. However, the Company is unable to verify this information and is not currently aware of the Year 2000 readiness of certain other outside service companies, such as telecommunications or utility providers. The failure of these providers to be Year 2000 compliant could have a material adverse effect on the Company, which is not currently quantifiable. In the worst case, the Company's operations could be seriously disrupted.

Customers - The Company's customer base typically changes significantly from year to year. Since the Company's equipment is designed to have an extended life, significant repeat orders are not received on a regular basis. As a result, the Company is unable to predict the identity of most of its major customers in the Year 2000 and thereafter. Accordingly, the Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are Year 2000 compliant. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or in payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially adversely affected.

FORWARD LOOKING STATEMENTS
The statements contained above regarding the shipment of backlog during the next twelve months; anticipated measures to address the Year 2000 issue (including, without limitation, installation, testing and inspection of hardware and software); third party statements regarding Year 2000 readiness of their products, services and systems; costs of Year 2000 measures; consequences of the failure of Company products and systems, and outside parties to be Year 2000 compliant: and other Year 2000 related matters are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and in the newspaper industry, change in product demand, delays in shipment and cancellation of customer orders, unanticipated hardware or software problems in connection with Year 2000 upgrades, unanticipated costs in manual entry of labor time and attendance data, delay of the installation of the Company's alarm system, unavailability of vendors to replace vendors having Year 2000 difficulties, inability of the Company to internally fabricate necessary machine parts and unanticipated costs of Year 2000 measures.

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

                                   QUIPP, INC.

Date: November 13, 1998            By: \s\ ANTHONY P. PERI
                                       -----------------------------------------
                                           Anthony P. Peri
                                           President and Chief Executive Officer

                                   By: \s\ JEFFREY S. BAROCAS
                                       -----------------------------------------
                                           Jeffrey S. Barocas
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------

27          Financial Data Schedule