Form 10-K
period 1998-12-31
QUIPP INC
filed 1999-03-31
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----      EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1998
                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----      ACT OF 1934

For the transition period from__________________to__________________

                         Commission file number 0-14870
                                                -------
                                   Quipp, Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)

            Florida                                        59-2306191
            -------                                        ----------
(State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                       Identification No.)

         4800 NW 157th Street, Miami, Florida                 33014
         ------------------------------------                 -----
         (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K).

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 10, 1998 was approximately $35,804,951. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 1999 was 1,655,384.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 1999 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------
                                    Part III

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.

                                     PART I


ITEM I - BUSINESS
-----------------

Quipp, Inc., (the "Company" or "Quipp"), through its wholly owned subsidiary, Quipp Systems, Inc., is engaged in the design, manufacture and sale of material handling equipment for the newspaper industry. The Company's products are generally designed to accomplish much of the mailroom operations of a newspaper. The mailroom is an area where newspapers flow from the pressroom in a continuous stream and are stacked, bundled and moved to the shipping docks. Conveyor systems are utilized to transport newspapers from the press to stacking machines. The stacks are bundled and conveyed directly to the shipping docks, loaded into carts or stored on pallets for further processing at a later time.

The Company's principal products, which are marketed both domestically and internationally, are basically modular in construction with electronic control circuitry. The Company's primary products (which comprise the majority of Quipp's sales) include the following :

Newspaper Stacker - The Series 400 Stacker, the Company's principal product, counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Quipp Sport Stacker (Quipp Sport), aimed at smaller volume newspapers, performs the same mailroom functions the as larger stacker, but at maximum speeds of 60,000 copies per hour. These slower speeds are designed for lower circulation newspapers. `

Bottomwrapper - The Quipp Viper, the Company's bottomwrapper, applies wrapping paper to the bottom or three sides of a newspaper stack to protect against product damage. The Viper can be equipped with an inkjet printing device that enables the newspaper publisher to provide delivery location and copy count information on the wrapping paper.

Among the company's other products are the following:

Automatic Cart Loading System - This system automatically accumulates and loads strapped bundles of printed material into transportation carts for transport to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the full cart is automatically discharged from the cart loader and ready for the delivery truck.

Newspaper Conveyor Systems - The Company's conveyor systems, which include the Quipp Twin-Track and the Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the mailroom. These conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches, and special purpose components that can be arranged to accommodate the layout of the newspaper plant. The Quipp Twin-Track is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is utilized in the processing of newspaper stacks prior to bundling.

Other Products -The Company manufactures a variety of other products for mailroom operations, including several different types of stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors and other equipment.


The Company's manufacturing activities consist primarily of the assembly of products from purchased components, the fabrication of some mechanical parts and the testing of completed products. The Company uses approximately 360 vendors to supply parts, materials and components for its various products. The Company believes that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in the Company's in-house machine shop, which is used primarily for custom engineering and development of prototype parts.

All of the Company's products have at least a one-year warranty, and the Company provides personnel for both installation and repair from the Miami-based service department. In addition to the manufacture and sale of its products, the Company sells spare parts for equipment purchased through the Company. In 1998 and 1997 the sale of spare parts accounted for approximately 7% and 8%, respectively, of the Company's net sales revenue. Customers are encouraged to stock spare modules and components.

The Company sells most of its products to newspaper publishers in the United States. The Company's foreign sales accounted for 12%, 18%, and 19% of total sales in 1998, 1997, and 1996 respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA
                                                                               1998               1997              1996
         -------------------------------------------------------------------------------------------------------------------
         United States                                                        $23,969,296      $22,281,825      $17,555,230
         Far East                                                                 413,883        2,214,009        2,639,972
         North America                                                            408,728        1,187,003          314,698
         Latin America                                                          1,827,103          611,787          203,949
         Africa                                                                         0          263,453                0
         Other                                                                    502,386          460,205          854,024
                                                                         ---------------------------------------------------

                                                                              $27,121,396      $27,018,282      $21,567,873
         ===================================================================================================================


As of December 31, 1998, the Company's backlog of sales orders was approximately $10,566,840, as compared to $5,422,169 on December 31, 1997. The backlog consists of some OEM products which generally have lower margins. The Company believes that it will satisfy all orders included in the backlog by end of 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" - General in Item 7.

For the years ended December 31, 1998 and 1997, no single customer accounted for 10% or more of the Company's net sales. In 1996, The New York Times accounted for approximately 11% of the Company's net sales. Since the Company's equipment is designed to have an extended life, the Company's largest customers in a given year are usually different from the largest customers in any other year.

In connection with the installation of equipment, the Company, at the request of a customer, will resell related mailroom equipment to the customer that is not manufactured by the Company. Such sales accounted for approximately 3.0%, 2.0% and 3.0% of the Company's total sales in 1998, 1997, and 1996 respectively.

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


MARKETING
The Company sells its products domestically through a six person direct sales staff and internationally through foreign dealers. Domestic marketing efforts include direct solicitation, trade show participation and a program of national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the foreign dealers are commissioned, while others purchase the Company's products for resale. Through the use of computer aided systems, the Company is able to customize the proposal process, including the design of custom newspaper handling systems tailored to the specific prospect's requirements.


PATENTS and TRADEMARKS
The Company holds 23 U.S. patents, which expire during the period from 1999 to 2015. The Company has three patents pending and continues to apply for patent protection when deemed advisable; however, the Company believes that the success of its products ultimately is dependent upon performance, reliability and engineering, and that its patents are not material to its business. "Quipp" and "Quipp Gripp" are registered trademarks and trademarks of the Company.


RESEARCH AND DEVELOPMENT
Research and development expenditures totaled $760,256, $582,839 and $579,580 in 1998, 1997 and 1996, respectively. Research and development expenditures in 1998 were principally devoted to the improvement of the Company's gripper conveyor and the development of a palletizer. The Company plans to introduce these products to the market at the annual newspaper exposition (NEXPO) to be held in June 1999, in Las Vegas, Nevada.


EMPLOYEES
As of December 31, 1998, the Company had 144 full-time employees. None of the Company's employees are represented by a union, and the Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of the Company are listed below:


          Name                          Business Experience During the Past Five Years                 Age
          ----                          ----------------------------------------------                 ---

Anthony P. Peri                     Mr. Peri has been President and Chief Executive                     56
                                    Officer of Quipp, Inc. and Quipp Systems, Inc., and a director of both companies since April 1998.  From May 1997 to
                                    March 1998 he was President and Chief Operating Officer
                                    of Ctext, Inc.  From August 1986 to May 1997, Mr. Peri
                                    served in various capacities at Harris Publishing Systems
                                    Corporation, the most recent of which was Vice President
                                    and General Manager.

Christer A. Sjogren                 Mr. Sjogren, Executive Vice President of Quipp Systems, Inc.        56
                                    since 1994, has served Quipp Systems, in various capacities since 1983.  He is responsible for the engineering functions of the Company.  Mr. Sjogren has been a Director of
                                    Quipp Systems, Inc. since 1996.

Jeffrey S. Barocas                  Mr. Barocas has been Chief Financial Officer of Quipp, Inc.         51
                                    since July 1996. On May 12, 1998, Mr. Barocas was elected
                                    to the Board of Directors of Quipp Systems, Inc. Prior to
                                    joining the Company, Mr. Barocas was Chief Financial
                                    Officer of a US subsidiary of London International from 1990.


ITEM 2 - PROPERTIES
-------------------

The Company operates its business from one site located in Miami, Florida. The building, which is owned by the Company, contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for the Company's manufacturing operations, with the remaining 14,870 square feet used for its administrative functions. The Company owns all of the equipment utilized in its manufacturing operations. In the opinion of management, the Company's properties are adequate and suitable for its operations. Although the expansion planned for 1998 was not undertaken the Company continues to explore the feasibility of expanding its administrative facilities by approximately 3,000 square feet in 1999.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP". The following table sets forth high and low sales prices of the Common Stock of the Company as reported on the NASDAQ National Market for each calendar quarter in 1997 and 1998:

         -------------------------------------------------------------------------------------------------------------------
                                                                          1998                              1997
                                                                   High            Low                High            Low
         -------------------------------------------------------------------------------------------------------------------

         First Quarter                                            $17.00          $14.75            $10.25            $8.25
         Second Quarter                                            19.13           15.50             14.75             9.25
         Third Quarter                                             20.38           15.50             17.50            13.50
         Fourth Quarter                                            19.00           14.50             17.50            14.00
         ===================================================================================================================

As of March 10, 1999, the Company had approximately 200 record holders of the Common Stock, including brokers and other nominees. On May 10, 1999 the Company will pay a special dividend of $7.00 per share to shareholders of record on April 8, 1999. Based on the number of shares outstanding at March 10,1999 the Company will distribute $11,587,688. This amount will increase if any outstanding stock options are exercised on or prior to April 8, 1999.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The selected financial data should be read in conjunction with the financial statements and notes thereto and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data for each of the years in the five-year period ended December 31, 1998 has been derived from the audited balance sheets and related statements of income of the Company.

--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                        1998          1997           1996           1995           1994
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Information:
Net sales                                                   $27,121         $27,018       $21,568        $23,197        $17,035
  Gross profit                                               10,166           9,769         7,864          7,631          4,893
  Research and development                                      760             583           580            219            362
  Selling, general and administrative expenses                4,925           4,690         4,205          4,295          3,653
  Operating profit                                            4,481           4,517         3,224          3,117          1,968
  Net income                                                  3,348           3,081         2,220          2,096          1,376
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net income per share (basic)                                 2.05            1.95          1.42           1.34           0.88
  Net income per share (diluted)                               1.96            1.89          1.42           1.34           0.88
  Book value per share                                        13.67           11.58          9.63           8.21           7.18
  Market price per share - high                               20.38           17.50         13.50          16.25           8.50
                                      - low                   14.50            8.25          8.38           6.75           2.50
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information
  Current assets                                            $28,954         $22,882       $19,496        $18,383        $14,482
  Total assets                                               31,278          25,303        22,074         21,267         19,342
  Current liabilities                                         7,834           5,693         5,842          6,855          7,444
  Long-term liabilities                                         950           1,050         1,150          1,550          1,350
  Shareholders' equity                                       22,494          18,560        15,082         12,863         10,548
Weighted average number of equivalent
shares outstanding                                        1,707,366       1,630,213     1,565,765      1,565,765      1,556,792
================================================================================================================================

                                       6

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

Results of Operations
(Note: All dollar amounts are in thousands)
1998 vs. 1997

                                                                1998                      1997
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                    $   27,121                 $ 27,018
-------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                        103
                           %                                          0

In 1998 the Company experienced record net sales, principally due to record sales of its core products, stackers and bottomwrappers.

                                                                1998                      1997
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                 $   10,166                 $   9,769
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                        397
                           %                                          4
Percentage of Net Sales                                              37%                       36%

The increase in gross profit was principally the result of an improved sales mix and continued manufacturing cost control programs. The Company's core products have a higher gross profit margin than ancillary products such as twin track, floor equipment or OEM (original equipment manufacturers). The improved gross profit margin was partially offset by a reclassification of bad debt allowances of $474,186 to product cost contingencies (contract reserves). Cost contingencies are anticipated future additional costs that may be incurred after equipment is shipped and installed, the customer has been invoiced and revenue is recorded. The Company records cost contingencies to match possible future expenses with related revenue.

                                                                1998                      1997
---------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                   $  4,925                 $   4,690
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                        235
                           %                                          5
Percentage of Net Sales                                              18%                       17%

The increase in selling, general and administrative expense was principally due to legal and accounting fees incurred in connection with an aborted business combination and patent infringement litigation that the Company brought against another company, which was settled during 1998. The increase was offset in part by a reclassification of bad debt expense to product cost contingencies, which is included in cost of goods sold.

                                                                 1998                     1997
---------------------------------------------------------------------------------------------------------------------------
Research and Development                                     $       760                $     583
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                          177
                           %                                           30
Percentage of Net Sales                                                 3%                      2%

The increase in research and development expenditures from 1997 to 1998 principally related to improvement of the Company's gripper conveyor and the development of a palletizer.

                                                                 1998                     1997
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                             $     4,481                $   4,517
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                         (36)
                           %                                         ( 1)
Percentage of Net Sales                                               17%                      17%

The decrease in the 1998 operating income, as compared to 1997, was principally a result of increases in research and development and selling, general and administrative costs, offset by the increase in gross profit. As a percentage of net sales, operating income remained relatively stable.


                                                                 1998                     1997
----------------------------------------------------------------------------------------------------------
Other Income and Expense (Net)                            $       601                $      415
----------------------------------------------------------------------------------------------------------

Increase (decrease)        $                                      186
                           %                                       45
Percentage of Net Sales                                             2%                        2%

The increase in other income and expense (net) was a result of increases in interest income resulting from higher interest rates and higher balances of cash, cash equivalents and securities available for sale.



Results of Operations
(Note: All dollar amounts are in thousands)
1997 vs. 1996

                                                                1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                    $   27,018                 $ 21,568
-------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                      5,450
                           %                                         25%

The increase in net sales reflects growth in the domestic market. This increase was partially offset by a decrease in international sales, caused by a significant decline in sales to the Far East. Management believes that sales in the Far East were adversely affected by general economic difficulties in the region.

                                                                1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                 $     9,769                $   7,864
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                       1,905
                           %                                          24
Percentage of Net Sales                                               36%                      36%

The increase in gross profit was the result of an increase in sales volume. As a percent of net sales, gross profit remained stable, despite a higher mix of original equipment manufactured products (which generally have lower margins). This stability is the result of increased manufacturing efficiencies.

                                                                1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                  $    4,690                $   4,205
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                         485
                           %                                          11
Percentage of Net Sales                                               17%                      19%

The increase in selling, general and administrative expenses resulted from increases in commissions and in freight, warranty and trade show expenses. These expenses are generally related to the level of Company sales, and the increase reflects the higher sales volume.

                                                                 1997                     1996
---------------------------------------------------------------------------------------------------------------------------
Research and Development                                     $       583                $     580
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                           3
                           %                                           1
Percentage of Net Sales                                                2%                       3%

Research and development expenditures remained essentially unchanged. Increased sales volume led to a decrease in research and development expenditures as a percentage of net sales.


                                                                 1997                     1996
---------------------------------------------------------------------------------------------------------------------------
Operating Income                                             $     4,517                $   3,224
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                       1,293
                           %                                          40
Percentage of Net Sales                                               17%                      15%

The increase in operating income resulted from increased gross profit and economies of scale in connection with expenses that are not significantly affected by increased sales volume.

                                                            1997                     1996
---------------------------------------------------------------------------------------------------------------------------
Other Income and Expense (Net)                       $       415                $      284
-------------------------------------------------------------------------------------------------------------------
Increase (decrease)        $                                 131
                           %                                  46
Percentage of Net Sales                                        2%                        1%

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



Year 2000 Disclosure
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

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

Internal Systems and Products

Information Technology Systems - The Company's manufacturing and accounting software supplier has advised the Company that Year 2000 support of MAPICS was implemented in 1995 and that the Company's manufacturing and accounting software is Year 2000 compliant. In addition, the Company's AS400 operating system has been upgraded and the Company has received correspondence from the vendor that this software is Year 2000 compliant. To confirm Year 2000 compliance, the Company began testing of its manufacturing, accounting and operating system during the fourth quarter of 1998.

The Company's manufacturing department was using a computerized data collection system to record labor time and attendance. This system was not Year 2000 compliant. The Company replaced the software and related hardware in February 1999 with software and hardware that is certified by the manufacturer to be Year 2000 compliant.

Non-Information Technology Systems - The Company's heating, cooling, ventilation and alarm systems include microprocessor-based components. The heating, cooling and ventilation systems providers have advised the Company that these systems are not date sensitive. The alarm company was unable to provide assurance of Year 2000 compliance for the alarm. Therefore, the alarm system was replaced in November 1998 with a system certified by the manufacturer to be compliant.

Products - The Company's products are not materially date sensitive. Moreover, products currently manufactured that have time and date functions are Year 2000 compliant. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the Year 2000 issue.

Year 2000 Issues Relating to Third Parties

Vendors - The Company utilizes approximately 360 vendors to supply parts, materials and components for its various products. The Company has surveyed its major vendors regarding their Year 2000 status. Several vendors supplied letters to the Company stating that they are either Year 2000 compliant or that they will be Year 2000 compliant by December 31, 1998. However, the Company is unable to verify this information and it is possible that advice received from vendors may be erroneous. Moreover, certain vendors have not responded to the Company's request for information and may not be Year 2000 compliant. Nevertheless, the Company believes alternative sources of supply are available for all required components. Therefore, absent widespread difficulties effecting several critical vendors, the Company does not anticipate that vendors' Year 2000 issues would have a material adverse effect on the Company. In addition, certain machine parts could be manufactured in the Company's in-house machine shop.

The Company has received verbal verification from several of its freight providers that they are Year 2000 compliant. However, the Company is not currently aware of the Year 2000 readiness of certain outside service companies, such as telecommunications or utility providers. The failure of these providers to be Year 2000 compliant could have a material adverse effect on the Company, which is not currently quantifiable. In the worst case, the Company's operations could be seriously disrupted.

Customers - The Company's customer base typically changes significantly from year to year. Since the Company's equipment is designed to have an extended life, significant repeat orders are not received on a regular basis. As a result, the Company is unable to predict the identity of most of its major customers in the Year 2000 and thereafter. The Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are Year 2000 compliant. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially adversely affected.

Market Risk
The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Because the Company's cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to its investment portfolios. Due to the short term maturities of Quipp's investments, management believes that there is no significant risks arising from interest rates fluctuations. The Company is actively managing the investment portfolios to increase return on investments, but, in order to ensure liquidity, will only invest in instruments with credit quality and where a secondary market exists. The counterparties are major financial institutions and government agencies.

General
The majority of the Company's sales are made on a contract basis. Typically, a deposit is received upon the execution of the sales contract. Prior to shipment, additional payments are received, reducing the customer's balance due. Larger orders are normally received some months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of the Company's short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, and the receipt and nature of new orders. The backlog, as of December 31, 1998, and December 31, 1997, was $10,566,840 and $5,422,169, respectively.
The backlog consists of some OEM products which generally have lower margins. Management believes all orders in the December 31, 1998 backlog will be satisfied by the end of 1999.

Liquidity and Capital Resources
On December 31, 1998, cash, cash equivalents and securities available for sale totaled $20,281,287, as compared to $13,668,457 at December 31, 1997, an increase of $6,612,830. This increase was principally related to cash provided by operations, an increase in deferred revenues of $2,096,351 and a reduction of $540,659 in inventory. Working capital at December 31, 1998 was $21,120,481, an increase of $3,931,476 from $17,189,005 at December 31, 1997. On May 10, 1999, the Company will pay a special dividend of $7.00 per share to shareholders of record on April 8, 1999. Based on the number of shares outstanding on March 10, 1999 the Company will distribute $11,587,688. This amount will increase if any outstanding stock options are exercised on or prior to April 8, 1999. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Inflation
The rate of inflation has not had a material impact on operations.


Forward Looking Statements
The statements contained in this Annual Report on Form 10-K regarding the shipment of backlog during the next twelve months; the planned introduction of an improved gripper conveyor and a palletizer; third party statements regarding Year 2000 readiness of their products, services and systems; consequences of the failure of the Company's products and systems, and outside parties to be Year 2000 compliant; and other Year 2000 related matters are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and specifically in the newspaper industry, change in product demand, delays in shipment, cancellation of customer orders, engineering and production difficulties relating to the gripper conveyor and palletizer, unanticipated hardware or software problems in connection with upgrades, unavailability of vendors to replace vendors having Year 2000 difficulties, inability of the Company to internally fabricate necessary machine parts and unanticipated costs of Year 2000 measures.



ITEM 7A - QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------


See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" - Market Risk


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 1998 and 1997

         Consolidated Statements of Income For Each of the Years in the Three-Year Period Ended December 31, 1998

         Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year Period Ended December 31,1998

         Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period Ended December 31, 1998

         Notes to Consolidated Financial Statements

Independent Auditor's Report

The Board of Directors
Quipp Inc.:
         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 1998, and 1997 and the related consolidated statements of income, and shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 13, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/ s / KPMG LLP
Miami, Florida
February 19, 1999
(Except NOTE 13 which is dated March 8, 1999)

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                                1998              1997
         -------------------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                                         $ 1,820,956        $ 822,573
             Securities available for sale                                                      18,460,331       12,845,884
             Accounts receivable, net                                                            4,388,385        4,381,535
             Inventories                                                                         2,989,950        3,530,609
             Deferred tax assets-current                                                           814,899        1,169,119
             Prepaid expenses and other receivables                                                479,761          132,508
                                                                                           ---------------------------------

         Total current assets                                                                   28,954,282       22,882,228

         Property, plant and equipment, net                                                      1,837,161        1,825,906
         Goodwill                                                                                  405,861          437,082
         Other assets                                                                               80,782          110,417
         Deferred tax assets                                                                             -           47,434
                                                                                           ---------------------------------
         Total Assets                                                                          $31,278,086      $25,303,067
                                                                                           =================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Current portion of long-term debt                                                    $ 100,000        $ 100,000
            Accounts payable                                                                     1,425,757        1,252,375
            Accrued salaries and wages                                                             697,136          588,165
            Deferred revenues                                                                    3,439,314        1,342,963
            Income taxes payable                                                                   167,704          184,044
            Contract contingencies                                                                 596,397          323,491
            Other accrued liabilities                                                            1,407,493        1,902,185
                                                                                           ---------------------------------

         Total current liabilities                                                               7,833,801        5,693,223

         Long-term debt                                                                            950,000        1,050,000
         Contingencies (Note 12)                                                                     --                -
                                                                                           ---------------------------------

         Total liabilities                                                                       8,783,801        6,743,223

         Shareholders' Equity:
            Common stock - par value $.01 per share, authorized 8,000,000
               shares.  Issued 1,644,994 in 1998 and 1,636,444 shares in 1997                       16,450           16,365
            Additional paid-in capital                                                           5,800,581        5,359,845
            Retained earnings                                                                   16,677,254       13,329,609
            Treasury stock, at cost, 1998 - 0 and 1997 - 33,950 shares                                             (145,975)
                                                                                           ---------------------------------
         Total shareholders' equity                                                             22,494,285       18,559,844

                                                                                           ---------------------------------
         Total Liabilities and Shareholders' Equity                                            $31,278,086      $25,303,067
                                                                                           =================================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 1998              1997            1996
         -------------------------------------------------------------------------------------------------------------------

         Net sales                                                           $27,121,396       $27,018,282      $21,567,873
         Cost of sales                                                       (16,955,430)      (17,248,863)     (13,703,717)
                                                                       -----------------------------------------------------

         Gross profit                                                         10,165,966         9,769,419        7,864,156
                                                                       -----------------------------------------------------

         Other operating income and (expense) items:
            Sale of patent and license rights                                          -            19,865          145,037
            Selling, general and administrative expenses                      (4,924,902)       (4,689,557)      (4,205,480)
            Research and development                                            (760,256)         (582,839)        (579,580)
                                                                       -----------------------------------------------------

         Operating profit                                                      4,480,808         4,516,888        3,224,133

         -------------------------------------------------------------------------------------------------------------------
         Other income (expense):
            Interest income                                                      646,947           476,430          345,120
            Interest expense                                                     (45,473)          (61,704)         (61,032)
                                                                       -----------------------------------------------------
                                                                                 601,474           414,726          284,088

         -------------------------------------------------------------------------------------------------------------------

         Income before income taxes                                            5,082,282         4,931,614        3,508,221

         Income taxes                                                         (1,734,637)       (1,850,310)      (1,288,393)
                                                                       -----------------------------------------------------

         Net income                                                           $3,347,645        $3,081,304       $2,219,828

         -------------------------------------------------------------------------------------------------------------------
         Per share amounts:

            Basic income per common share                                          $2.05             $1.95            $1.42
            Diluted income per common share                                        $1.96             $1.89            $1.42
                                                                       -----------------------------------------------------


         Weighted average number of common
            Equivalent shares outstanding                                      1,707,366         1,630,213        1,565,765
         -------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 1998, 1997 AND 1996

                                                                               1998             1997             1996
         -------------------------------------------------------------------------------------------------------------------
         Cash provided by operations:
             Net Income                                                        $3,347,645        $3,081,304      $2,219,828
                                                                          --------------------------------------------------

         Reconciliation of net income to net cash Provided by (used in)
         operations:
             Deferred income taxes                                                401,654           (81,500)         84,720
             Depreciation and amortization                                        337,237           342,845         333,321
             Other noncash items                                                        -            21,538               -
         Changes in operational assets and liabilities:

             Accounts receivable, net                                              (6,850)        1,693,757         832,110
             Inventories                                                          540,659            64,590        (120,314)
             Other assets and prepaid expenses and
             other receivables                                                   (417,920)            1,616          81,224
             Accounts payables and other accrued liabilities                     (212,339)          690,046         293,910
             Contract contingencies                                               272,906           104,006        (222,050)
             Deferred revenues                                                  2,096,352          (481,935)     (1,334,604)
             Income tax payable                                                   (16,340)          139,258        (169,211)
                                                                          --------------------------------------------------
         Net cash provided by operations                                        6,343,004         5,575,525       1,998,934
                                                                          --------------------------------------------------

         Cash flows from investing activities:
             Securities purchased                                             (46,948,510)      (54,766,876)    (17,406,009)
             Securities sold                                                   41,334,062        50,384,823      14,428,616
             Capital expenditures                                                (216,969)         (193,890)        (24,132)

                                                                          --------------------------------------------------
         Net cash used in investing activities                                 (5,831,417)       (4,575,943)     (3,001,525)
                                                                          --------------------------------------------------

         Cash flows from financing activities:
             Repayment of debt                                                   (100,000)         (700,000)       (100,000)
             Conversion of stock options                                          586,796           374,562               -
                                                                          --------------------------------------------------
         Net cash used in financing activities                                    486,796          (325,438)       (100,000)
                                                                          --------------------------------------------------

         Increase (decrease) in cash and cash equivalents                         998,383           674,144      (1,102,591)

         Cash and cash equivalents at beginning of year                           822,573           148,429       1,251,020
         -------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of year                             $ 1,820,956         $ 822,573       $ 148,429
         -------------------------------------------------------------------------------------------------------------------

         Supplemental disclosure of cash payments made for:
             Interest                                                            $ 45,473          $ 61,704        $ 61,032
             Income taxes                                                      $1,587,566        $1,375,000      $1,326,000
         -------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                   Additional                                          Total
                                Common Stock        Paid-In      Retained      Treasury Stock      Shareholders'
                              Shares     Amount     Capital      Earnings     Shares     Amount       Equity
-----------------------------------------------------------------------------------------------------------------
Balances
     January 1,1996           1,634,465  $ 16,345  $ 5,113,190   $ 8,028,477    68,700  $ (295,400) $ 12,862,612
Net Income                                                         2,219,828                           2,219,828
-----------------------------------------------------------------------------------------------------------------
Balances
     December 31, 1996        1,634,465    16,345    5,113,190    10,248,305    68,700    (295,400)   15,082,440
Net Income                                                         3,081,304                           3,081,304
Issuance of shares for
     directors' fees              1,979        20       21,518                                            21,538
Exercise of employee
     stock options                                     225,137                 (34,750)    149,425       374,562
-----------------------------------------------------------------------------------------------------------------
Balances
     December 31, 1997        1,636,444    16,365    5,359,845    13,329,609    33,950    (145,975)   18,559,844
Net Income                                                         3,347,645                           3,347,645
Exercise of employee
     stock options                8,550        85      440,736                 (33,950)    145,975       586,796
-----------------------------------------------------------------------------------------------------------------
Balances
     December 31, 1998        1,644,994  $ 16,450  $ 5,800,581  $ 16,677,254         -  $        -  $ 22,494,285
-----------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The accompanying consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly owned subsidiary (collectively the Company). All material intercompany balances and transactions have been eliminated in consolidation.

Nature of business - The Company designs and manufactures material handling equipment for the newspaper industry. The products are generally designed to accomplish much of the mailroom operations of a newspaper. The mailroom is an area where newspapers flow from the pressroom in a continuous stream and are stacked, bundled and moved to the shipping docks. Conveyor systems are utilized to transport newspapers from the press to the stacking machines. The stacks may be bundled and conveyed directly to the shipping docks, loaded into carts or stored on pallets for further processing at a later time.

Inventories - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

Accounts receivable/deferred revenues - The majority of the Company's sales are made on a contract basis, which provides for progress payments. These payments, as received, are recorded to the customer's accounts receivable balance, and the revenue related to the contract is deferred. Revenue is recognized upon shipment of the equipment. If the contract includes installation, the installation revenue is recognized upon completion of installation at the customer's site. Accounts receivable is net of an allowance for doubtful accounts of $217,789 for 1998 and $715,275 for 1997, (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Goodwill - Goodwill, resulting from a business acquisition, represents the excess of purchase price over fair value of net assets acquired, and is amortized on a straight-line basis over the expected periods to be benefited, which is 17 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance, over its remaining life, can be recovered through undiscounted future operating cash flows. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be affected if estimated future operating cash flows are not achieved.

Research and development costs - Research and development costs consist of expenditures incurred for the discovery of new knowledge that will be used in the development of new products or the significant enhancement of existing products and/or production processes, and the implementation of such knowledge through design, testing and construction of prototypes. The Company expenses research and development costs as they are incurred.

Property, plant and equipment, net - The Company provides for depreciation of property, plant and equipment, all of which are recorded at cost, by annual charges to income. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired, or otherwise disposed of, the costs, and related accumulated depreciation, are removed from the accounts and any resulting gain or loss is recognized in the period in which they are related. Repairs and maintenance are expensed as incurred; alterations and major overhauls, which extend the lives or increase the capacity of plant assets, are capitalized.

Income taxes - Income taxes are accounted for using an asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Cash and cash equivalents - Cash and cash equivalents includes all the Company's operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

Securities available for sale - Securities available for sale include any securities that are not held for trading or are not intended to be held to maturity, and are recorded at fair value. Unrealized holding gains or losses, net of taxes, are excluded from income and recognized as a separate component of shareholders' equity until realized. Realized gains and losses arising from the sale of securities are computed using the specific identification method and are included in net income. Fair value of the securities is determined based upon market prices or discounted cash flow. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary would result in a reduction in carrying amounts of the security. This reduction would be charged to income. Dividend and interest income are recognized when earned.

Earnings per share - Earnings per share amounts are based upon the weighted-average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), which specifies the computation, presentation and disclosure requirements for earnings per share (EPS). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution, and is based upon the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has restated all previously reported per share amounts to conform to SFAS 128.

Deferred bond financing cost - Deferred bond financing costs, which were incurred upon issuance of the industrial revenue bonds (See note 6), are included in other assets and are amortized using a method which approximates the effective yield over the term of issue of the bonds.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, provision for cost contingencies on completed contracts and inventory reserves. Actual results could differ from those estimates.

Contract cost contingencies - Contract cost contingencies are based upon an estimate of possible additional costs that may be incurred by the Company after a system is installed, the customer has been invoiced and the revenue has been recorded. These costs occur when additional efforts are required to assure compliance with the customers' specifications. The estimate is based on the Company's past experience, (See "Management's Discussion and Analysis of Financial Condition and Results of Operations").

Warranty reserve - Warranty reserves are determined based on the Company's experience with customers' claims arising from the sale of merchandise. The Company's exposure, based on previous experience, is estimated at 1-1/2% of contract revenue. Amounts added to these reserves were charged to selling expense.

Impairment of long-lived assets - The Company determines impairment of long-lived assets under the requirements that long-lived assets, and certain identifiable intangibles to be held and used by the Company, be reviewed for impairment whenever events, or changes in circumstances, indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment of long-lived assets in 1998 and 1997.

Stock-Based compensation - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations, in accounting for its fixed plan stock options. Under APB 25, compensation expense is recorded on the grant date only if the current market price of the underlying stock exceeds the exercise price. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (SFAS 123), (See
Note 7).

Comprehensive income - In June 1997 the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires all items to be reported in separate financial statement. The Company did not have unrealized holding gains or loses during 1998. Therefore, no comprehensive income disclosure was deemed necessary by management. The Company does not believe that the adoption of SFAS 130 will have a significant impact on its financial statements.

Note 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale, which are recorded at fair value, consist primarily of federal, state and local government obligations and other short-term investments. Due to the short-term maturity provisions of these instruments, the carrying value of securities available for sale approximates fair value as of December 31, 1998 and 1997. The Company's securities available for sale at December 31, 1998 and 1997 consisted of the following:


                                                                                                1998                1997
         ----------------------------------------------------------------------------------------------------------------------
         Securities:
            Bankers Acceptance                                                                  $1,190,309         $        -
            Commercial Paper                                                                     1,000,000           5,000,000
            Municipal Securities                                                                 7,700,000           4,850,000
            Federal Govt. Agency Obligations                                                     6,750,000           3,000,000
            Money Market Investments                                                             1,719,527                  -
            Premium/(discount) on Investments                                                      100,495              (4,116)
         ----------------------------------------------------------------------------------------------------------------------
         Total                                                                                 $18,460,331         $12,845,884
         ======================================================================================================================



Note 3 - INVENTORIES

Components of inventory as of December 31, 1998 and 1997, were as follows:


                                                                                                   1998             1997
         -------------------------------------------------------------------------------------------------------------------
         Raw Materials                                                                          $2,616,640       $2,631,602
         Work in Process                                                                           179,388          731,850
         Finished Goods                                                                            193,922          167,157
         -------------------------------------------------------------------------------------------------------------------
         Total                                                                                  $2,989,950       $3,530,609
         ===================================================================================================================


Note 4 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                               Current         Deferred          Total
1998
     U.S. Federal            $1,321,958        $361,461       $1,683,419
       State and local           11,025          40,193           51,218
                             -----------      ----------      -----------
                             $3,332,983        $401,654       $1,734,637
                             -----------      ----------      -----------
1997
     U.S. Federal            $1,771,939       ($72,220)       $1,697,719
       State and local          159,872         (7,281)          152,591
                             -----------      ----------      -----------
                             $1,931,811       ($81,501)       $1,850,310
                             -----------      ----------      -----------
1996
     U.S. Federal            $1,072,267         $75,471       $1,147,738
       State and local          131,406           9,249          140,655
                             -----------      ----------      -----------
                             $1,203,673          84,720       $1,288,393
                             ===========      ==========      ===========

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                            1998                       1997
---------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Warranty reserve                                                    $   91,914                 $   93,359
     Inventory obsolescence                                                 132,041                    170,562
     Allowance for bad debts                                                 78,401                    258,428
     Contract reserves                                                      144,121                    116,877
     Depreciation                                                           (29,013)                   106,321
     Vacation Accrual                                                        72,034                     66,634
     Unicap                                                                  42,970                     82,770
     Other taxes                                                            162,380                    129,461
     Other                                                                  120,051                    192,141
                                             ------------------------------------------------------------------
Total gross deferred tax assets                                          $  814,899               $  1,216,553
Less valuation allowance                                                          -                          -
                                             ------------------------------------------------------------------
Net deferred tax assets                                                  $  814,899               $  1,216,553
Deferred tax liability                                                            -                          -
                                             ------------------------------------------------------------------
Less noncurrent portion
     of depreciation                                                              -                    (47,434)
                                             ------------------------------------------------------------------
Net noncurrent deferred assets                                           $  814,899               $  1,169,119
                                             ==================================================================


The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 1998, 1997, and 1996:


                                                              Year Ending December 31,
                                              ------------------------------------------------
                                                         1998            1997           1996
                                              ------------------------------------------------
Statutory federal income tax rate                       34.0%           34.0%          34.0%

Increase resulting from:

State and Local taxes, net of
   Federal income tax benefit                            2.0%            2.1%           2.6%

Other                                                  (1.9)%            1.4%           0.4%
                                              ------------------------------------------------

                                                        34.1%           37.5%          37.0%
                                              ===============================================

Note 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment, net balances at December 31, 1998 and 1997 consist of the following:

----------------------------------------------------------------------------------------------------------
                                                                                              Estimated
                                                                                               Useful
                                                   1998             1997                        life
                                                                                              (Years)
----------------------------------------------------------------------------------------------------------
Land                                              $500,500         $500,500
Building                                         1,431,771        1,431,771                      31
Building Improvements                              385,720          366,930                      10
Machinery                                          720,050          719,130                      5
Furniture and Fixtures                             201,102          173,151                      5
Computer Equipment                                 660,096          541,481                      5
Automobiles                                        109,433           58,740                      5
                                           ---------------- ----------------

                                                 4,008,672        3,791,703
Less: Accumulated depreciation                  (2,171,511)      (1,965,797)
                                           ---------------- ----------------

                                                $1,837,161       $1,825,906
==========================================================================================================

Depreciation expense charged to income was $213,847, $196,651 and $187,128 in 1998, 1997, and 1996, respectively.


Note 6 - LONG-TERM DEBT

Industrial Revenue Bonds - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds with a balance of $1,050,000 at December 31, 1998, of which $100,000 is classified as current. The Bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 3.6% and 3.9% for 1998 and 1997, respectively. The bonds are payable in annual installments of $100,000 from 1999 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2003.

Note 7 - STOCK OPTION PLANS

1996 Equity Compensation Plan - In 1996, the Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) was adopted by the Board of Directors and approved by the shareholders. The Equity Compensation Plan replaced the Quipp, Inc. 1990 Incentive Stock Option Plan, which was terminated. The Equity Compensation Plan provides for grants of stock options and stock-based awards to employees and certain consultants and advisors of the Company. It also provides for the grant of stock options to non-employee members of the Company's Board of Directors. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The Equity Compensation Plan initially authorized 400,000 shares of common stock for issuance. In 1998 the Equity Compensation Plan was amended to authorize an additional 200,000 shares of common stock. As a result, the total number of shares of common stock issuable under the Equity Compensation Plan is 600,000.

At December 31, 1998 and 1997, there were 166,500 and 100,000 shares, respectively, available for grant under the Equity Compensation Plan; 133,500 and 116,500 shares were granted in 1998 and 1997, respectively. Using the Black & Scholes option-pricing model, with the following weighted-average assumptions: an expected dividend yield of zero and expected lives ranging from five to ten years for both 1998 and 1997, and a risk-free interest rate of 4.65% and 6.3% for 1998 and 1997, respectively, the per share weighted-average fair value of stock options granted during 1998 and 1997 ranged from approximately $5.5 to $8.6 and $11.0 to $11.1, respectively. The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per common and common equivalent shares would have been reduced to the pro forma amounts indicated as follows:


-----------------------------------------------------------------------------------------------------------
                                                                               1998                   1997
-----------------------------------------------------------------------------------------------------------

Net Income                             As reported                       $3,347,645             $3,081,304
                                       Pro forma                         $2,747,582             $2,681,076


Net Income per Common and              As reported                            $1.96                  $1.89
Common Equivalent Shares               Pro forma                              $1.61                  $1.64
-----------------------------------------------------------------------------------------------------------


The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, which could be up to four years. At December 31, 1998 the range of exercise prices and remaining contractual life of outstanding options was $9 to $17.5, and 2 to 9 years, respectively. At December 31, 1998, the number of options exercisable was 247,250, and the weighted-average exercise price of those options was $11.85.

Note 8 - EARNINGS PER SHARE

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

                                                           1998                  1997                   1996
                                       ----------------------------------------------------------------------
Shares
Basic Shares                                          1,630,706             1,576,556              1,565,765

Common stock
    Equivalents from option plan                         76,660                53,657                      -
                                       ----------------------------------------------------------------------

Diluted                                               1,707,366             1,630,213              1,565,765
                                       ----------------------------------------------------------------------

EPS
Basic                                                   $  2.05               $  1.95                $  1.42
Diluted                                                 $  1.96               $  1.89                $  1.42
=============================================================================================================


Note 9 - MAJOR CUSTOMERS

For the years ended December 31, 1998 and 1997, no single customer accounted for 10% or more of the Company's net sales. For the year ended December 31, 1996, The New York Times accounted for approximately 11% of the Company's net sales. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 12%, 18%, and 19% of total net sales in 1998, 1997 and 1996, respectively.


Note 10 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan which covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. In 1998, the Board of Directors approved an increase in the matching contribution to the Savings Plan of 50%, up to the first 6% of compensation deferred by each participant, up from 4% in prior years. The amount contributed by the Company in 1998, 1997, and 1996, was $66,588, $62,889 and $71,222, respectively. The administrative expenses of the Savings Plan are paid by the Company as sponsors.


Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying amounts of the following approximate fair value because of the short maturity of these instruments as of December 31, 1998 and 1997; cash and cash equivalents, securities available for sale, accounts receivable, prepayments and other receivables, long-term debt, accounts payable and accrued salaries and wages.


Note 12 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, including asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.


Note 13 - SUBSEQUENT EVENTS

On May 10, 1999 , the Company will pay a special dividend of $7.00 per share to shareholders of record on April 8,1999. Based on the numbers of shares outstanding at March 10, 1999 the Company will distribute $11,587,688. This amount will increase if any outstanding stock options are exercised on or prior to April 8, 1999.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
Not applicable.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

This information (other than the information relating to executive officers included in Part I) will be included in the Company' s Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This information will be included in the Company's Proxy Statement relating to its Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)      1        Financial Statements - See "Index to Financial Statements" in
                  Item 8

         2        All schedules are omitted because they are inapplicable

         3 Exhibits (Note: The file number of all referenced Annual and Quarterly Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

                  Exhibit
                      No.

                    3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1998).

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

                   10.3 Quipp, Inc. Stock Appreciation Rights Plan (Incorporated by reference to Exhibit 10.6 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

                  *10.4 Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by Reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30th 1998).

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

                  *10.7 Restated employment agreement, dated as of May 1, 1997, among Quipp Inc, Quipp Systems, Inc. and Louis
                           D. Kipp.

                  *10.8    Quipp Inc. Management Incentive Plan.

                    11     Computation of Net Income Per Share.

                    22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

                    23     Consent of KPMG LLP

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

                                      Quipp, Inc.


Date:    March 29, 1999               By: /s/ Anthony P. Peri
                                      --------------------------
                                      Anthony P. Peri,
                                      President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                                Title                                                Date


 /s/ Anthony P. Peri
--------------------------
ANTHONY P. PERI                     Chief Executive                                        March 29, 1999
                                    Officer  and Director

 /s/ Richard H. Campbell
--------------------------
RICHARD H. CAMPBELL                 Director                                                March 29, 1999


 /s/ Jack D. Finley
--------------------------
JACK D. FINLEY                      Director                                                March 29, 1999


 /s/ Cristina H. Kepner
--------------------------
CRISTINA H. KEPNER                  Director                                                March 29, 1999


 /s/ William L. Rose
--------------------------
WILLIAM L. ROSE                     Director                                                March 29, 1999


 /s/ Ralph M. Branca
--------------------------
RALPH M. BRANCA                     Director                                                March 29, 1999


 /s/ Louis D. Kipp
--------------------------
 LOUIS D. KIPP                      Director                                                March 29, 1999


 /s/ Jeffrey S. Barocas
--------------------------
JEFFREY S. BAROCAS                  Principal Financial and                                 March 29, 1999
                                    Accounting Officer

                                  QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


                  Exhibit
                    No.

                    3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q, for the Quarter ended June 30, 1998).

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

                  *10.4 Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by as amended 1-C to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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

                  *10.7 Restated employment agreement, dated as of May 1,1997 among Quipp Inc., Quipp Systems I Inc. and Louis D. Quipp.

                  *10.8    Quipp Inc. Management Incentive Plan.

                    11     Computation of Net Income Per Share

                    22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

                    23     Consent of KPMG LLP

                    27     Financial Data Schedule

                            *   Constitutes management contract or
                                compensatory plan or arrangement required to be filed as an exhibit to this form.