Form 10-Q
period 1999-03-31
QUIPP INC
filed 1999-05-17
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

    [  X  ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1999.

                                       OR

    [     ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____________   to    ___________________


                         Commission file number 0-14870

                                   QUIPP, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)




        Florida                                         59-2306191
        -------                                         ----------
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

Yes      [ X ]               No  [   ]

The number of shares of the registrant's common stock, $.01 par value, outstanding at March 31, 1999 was 1,680,394.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                  Page
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                                    3
                    March 31, 1999 and December 31, 1998

                  Consolidated Statements of Income -                                              4
                    Three months ended March 31, 1999 and 1998

                  Consolidated Statements of Cash Flows -                                          5
                    Three months ended March 31, 1999 and 1998

                  Notes to Consolidated Financial Statements                                       6

         Item 2 - Management's Discussion and Analysis of                                          7
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk                        9

PART II - OTHER INFORMATION


         Item 6 - Exhibits and Reports on Form 8-K                                                10


PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                            QUIPP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31, 1999           December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash and cash equivalents                                               $ 1,176,548                 $ 1,820,956
   Securities available for sale - current                                  21,160,042                  18,460,331
   Accounts receivable, net                                                  5,009,774                   4,388,385
   Inventories                                                               3,205,366                   2,989,950
   Deferred tax asset - current                                                814,899                     814,899
   Prepaid expenses and other receivables                                      335,803                     479,761
                                                                           -----------                 -----------

Total current assets                                                        31,702,432                  28,954,282

Other assets:
   Property, plant and equipment, net                                        1,811,781                   1,837,161
   Goodwill                                                                    398,056                     405,861
   Other assets                                                                 79,102                      80,782
                                                                           -----------                 -----------

Total assets                                                              $ 33,991,371                $ 31,278,086
                                                                          ============                ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                                         $ 100,000                   $ 100,000
   Accounts payable                                                            797,717                   1,425,757
   Accrued salaries and wages                                                  545,457                     697,136
   Deferred revenues                                                         5,132,148                   3,439,314
   Income tax payable                                                          418,242                     167,704
   Contract contingencies                                                      829,552                     596,397
   Dividends payable                                                        11,762,758                           -
   Other accrued liabilities                                                 1,823,433                   1,407,493
Total current liabilities                                                   21,409,307                   7,833,801
                                                                           -----------                 -----------
Noncurrent liabilities:
   Long-term debt                                                              950,000                     950,000
                                                                           -----------                 -----------
Total liabilities                                                           22,359,307                   8,783,801

Shareholders' equity:
   Common stock - par value $.01 per share, 8,000,000
   shares authorized.  1,680,394 and 1,644,994 shares issued,
   respectively, March 31, 1999 and December 31, 1998.                          16,804                      16,450
Additional paid-in capital                                                   6,210,940                   5,800,581
Retained earnings                                                            5,404,320                  16,677,254
                                                                           -----------                 -----------

Total shareholders' equity                                                  11,632,064                  22,494,285
                                                                          ------------                ------------

Total liabilities and shareholders' equity                                $ 33,991,371                $ 31,278,086
                                                                          ============                ============

        See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                       For the three months ended
                                                                March 31, 1999             March 31, 1998
=========================================================================================================
Net sales                                                        $ 6,509,038                $ 5,791,616
Cost of sales                                                     (4,259,809)                (3,658,405)
                                                                 --------------------------------------
Gross profit                                                       2,249,229                  2,133,211
Other operating income and expense items:
   Selling, general and administrative expenses                    1,345,187                  1,149,598
   Research and development expenses                                 361,391                    143,562
                                                                 --------------------------------------
Operating profit                                                     542,651                    840,051
Other income (expense):
   Interest income                                                   205,536                    127,701
   Interest expense                                                   (7,825)                   (10,781)
                                                                 --------------------------------------
                                                                     197,711                    116,920

                                                                 --------------------------------------
Income before income taxes                                           740,362                    956,971
Income tax                                                          (250,538)                  (333,077)
                                                                 --------------------------------------
Net income                                                         $ 489,824                  $ 623,894
-------------------------------------------------------------------------------------------------------

Per share amounts:
   Basic income per common share                                        0.30                       0.39
   Diluted income per common share                                      0.28                       0.37
   Weighted average number of common and
      common equivalent shares outstanding                         1,762,710                  1,692,597
=======================================================================================================

        See accompanying notes to the consolidated financial statements.

                         QUIPP INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED MARCH 31,
                                (Unaudited)

                                                                                        1999                   1998
                                                                                        ----                   ----
Cash provided by operations:
   Net income                                                                         $ 489,824              $ 623,894
Reconciliation of net income to net cash
Provided by (used in) operations:
   Depreciation and amortization                                                         60,595                 79,236
Changes in operational assets and liabilities:
   Accounts receivable, net                                                            (621,389)              (639,893)
   Inventories                                                                         (215,416)              (164,556)
   Other assets, prepaid expenses and other receivables                                 143,958                 (7,087)
   Accounts payable and other accrued liabilities                                      (333,503)              (739,968)
   Contract contingencies                                                               233,155                 81,326
   Deferred revenues                                                                  1,692,833                298,546
   Income tax payable                                                                   250,538                 98,077
                                                                                 -------------------------------------
Net cash provided by (used in) operations                                             1,700,595               (370,425)
                                                                                 -------------------------------------
Cash flow from investing activities:
   Securities purchased                                                             (11,619,222)           (11,730,393)
   Securities sold                                                                    8,919,512             12,098,099
   Capital expenditures                                                                 (25,731)               (24,058)
                                                                                 -------------------------------------
Net cash (used in) provided by investing activities                                  (2,725,441)               343,648
                                                                                 -------------------------------------
Cash flow from financing activities:
   Conversion of stock options                                                          380,438                 36,000
                                                                                 -------------------------------------
Net cash provided by financing activities                                               380,438                 36,000
                                                                                 -------------------------------------
(Decrease) increase in cash and cash equivalents                                       (644,408)                 9,223
Cash and cash equivalents at the beginning of the year                                1,820,956                822,573
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of the quarter                                     $ 1,176,548              $ 831,796
----------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash payments made for:
   Interest                                                                         $     5,017              $  10,781
                                                                                 -------------------------------------
   Income Taxes                                                                     $         -              $ 235,066
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of March 31, 1999 and the results of its operations and cash flows for the three months ended March 31, 1999. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.


NOTE 2 - INVENTORIES

Inventories at March 31, 1999 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 1999 and December 31, 1998 is as follows:

                           March 31, 1999                  December 31, 1998
-----------------------------------------------------------------------------

Raw materials                  $1,232,681                         $2,616,640
Work in process                 1,684,994                            179,388
Finished goods                    287,691                            193,922
                       ------------------------------------------------------
                               $3,205,366                         $2,989,950

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


Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                     Three Months Ended
                                                         March 31,
                                                  1999              1998
                                              (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------

Net sales                                         100.0%            100.0%
Gross profit                                       34.6%             36.8%
Selling, general and administrative
expenses                                           20.7%             19.8%
Research and development                            5.6%              2.5%
Interest income                                     3.2%              2.2%
Net income                                          7.5%             10.8%


Net sales for the three months ended March 31, 1999 were $6,509,038, an increase of $717,422 (12.4%) over net sales of $5,791,616 for the corresponding period in 1998. The increase in net sales was due to stronger domestic sales.

Gross profit for the three months ended March 31, 1999 was $2,249,229, an increase of $116,018 (5.4%) as compared to $2,133,211 for the corresponding period in 1998. The decrease in gross profit as a percentage of net sales was attributable to higher shipments of original equipment manufacturers (OEM) equipment, which generally have lower margins than products manufactured by the Company.

Selling, general and administrative expenses for the three months ended March 31, 1999 were $1,345,187, an increase of $195,589 (17.0%) as compared to
$1,149,598 for the corresponding period of 1998. As a percentage of sales, selling, general and administrative expenses increased 0.9%. This increase was mainly attributable to additional selling activities related to increased order bookings. Orders booked for the three months ended March 31, 1999 were $8,381,229, a record number for a first quarter. In addition, the Company increased its efforts in the Latin American market and hired a Latin America Sales Director.

Research and development expenses for the three months ended March 31, 1999 were $361,391 an increase of $217,829 (151.7%) as compared to $143,562 for the corresponding period of 1998. The increase was mainly attributable to two of the new products under development, the palletizer and the gripper conveyer.

Interest income for the three months ended March 31, 1999 was $205,536 as compared to $127,701 for the same period in 1998. The increase in interest income was mainly attributable to higher balances in cash and cash equivalents and securities available for sale during 1999.

General
The Company's backlog as of March 31, 1999 was $12,949,320 compared to $7,575,703 at March 31, 1998. The backlog at March 31, 1999 consists of approximately $2,002,000 of OEM products as compared to the backlog at March 31, 9998 which consisted of $472,181 of OEM products. OEM products generally have lower margins. The Company expects to ship all backlog items within the next twelve months.

Liquidity
On March 31, 1999, cash, cash equivalents and securities available for sale totaled $22,336,590 as compared to $20,281,287 at December 31, 1998, an increase of $2,055,303 or 10.1%. This increase was primarily due to cash provided by operations and financing activities. The net increase in cash provided by operations was mainly attributable to an increase in deferred revenues of $1,692,833 and the net increase in cash provided by financing activities resulted from the exercise of stock options. The increase in cash, cash equivalents and securities available for sale was offset to some extent by an increase in accounts receivable, reflecting a larger volume of shipments in the three months ended March 31, 1999 as compared to the prior quarter, an increase in inventory and a decrease in accounts payable and other accrued liabilities. Working capital on March 31, 1999 was $10,293,125 a decrease of $10,827,356 from $21,120,481 at December 31, 1998. This decrease was primarily the result of the declaration of a special dividend of $7.00 per share for shareholders of record on April 8, 1999. On May 10, 1999 the Company distributed dividends of $13,196,008. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

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

Internal Systems and Products
-----------------------------
Information Technology Systems - The Company's manufacturing and accounting software supplier has advised the Company that Year 2000 support of the software was implemented in 1995 and that the Company's manufacturing and accounting software is Year 2000 compliant. In addition, the Company's AS400 operating system has been upgraded and the Company has received correspondence from the vendor stating that the software is Year 2000 compliant. To confirm Year 2000 compliance, the Company began testing of its manufacturing, accounting and operating system during the fourth quarter of 1998. Based on the results of testing, the Company has implemented changes to the software. The Company is continuing to test its systems for Year 2000 compliance and expects the testing to be completed by June 1999. The Company's Year 2000 compliance costs to date have been approximately $35,000. Based upon the testing completed thus far the Company does not anticipate any additional material costs relating to the Year 2000 compliance.

The Company's manufacturing department was using a computerized data collection system, to record labor time and attendance. This system was not Year 2000 compliant. The Company replaced the software and related hardware in February of 1999 with software and hardware that is certified by the manufacturer to be Year 2000 compliant.

Non-Information Technology Systems - The Company's heating, cooling, ventilation and alarm systems include microprocessor-based components. The heating, cooling and ventilation systems providers have advised the Company that these systems are not date sensitive. The alarm company was unable to provide assurance of Year 2000 compliance for its system. Therefore, the alarm system was replaced in November 1998, with a system certified by the manufacturer to be compliant.

Products - The Company's products are not materially date sensitive. Moreover, products currently manufactured that have time and date functions are Year 2000 compliant and product notification bulletins have been sent to the customers regarding Year 2000 issues. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the Year 2000 issue.

Year 2000 Issues Relating to Third Parties
------------------------------------------
Vendors - The Company utilizes approximately 360 vendors to supply parts, materials and components for its various products. The Company has surveyed its major vendors, regarding their Year 2000 status. Several vendors have supplied letters to the Company stating that they are either Year 2000 compliant or that they would be Year 2000 compliant by December 31, 1998. However, the Company is unable to verify this information, and it is possible that advice received from vendors may be erroneous. Moreover, certain vendors have not responded to the Company's request for information, and may not be Year 2000 compliant. Nevertheless, the Company believes alternative sources of supply are available for all required components. Therefore, absent widespread difficulties affecting several critical vendors, the Company does not anticipate that vendors' Year 2000 issues would have a material adverse effect on the Company. In addition, certain machine parts could be manufactured in the Company's in-house machine shop.

The Company has received verbal verification from several of its freight providers that they are Year 2000 compliant. However, the Company is unable to verify this information and is not currently aware of the Year 2000 readiness of certain outside service companies, such as telecommunications or utility providers. The failure of these providers to be Year 2000 compliant could have a material adverse effect on the Company, which is not currently quantifiable. In the worst case, the Company's operations could be seriously disrupted.

Customers - The Company's customer base typically changes significantly from year to year. Since the Company's equipment is designed to have an extended life, significant repeat orders are not received on a regular basis. As a result the Company is unable to predict the identity of most of its major customers in the Year 2000 and thereafter. The Company is unable to make an inquiry as to whether the customers' computer driven payment or purchasing processes are Year 2000 compliant. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially adversely affected.

Forward Looking Statements
The statements contained above regarding the shipment of backlog during the next twelve months; third party statements regarding Year 2000 readiness of their products, services and systems; costs of Year 2000 measures; consequences of the failure of Company products and systems, and outside parties to be Year 2000 compliant; and other Year 2000 related matters are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and specifically in the newspaper industry, change in product demand, delays in shipment, cancellation of customer orders, unanticipated hardware or software problems in connection with upgrades, unavailability of vendors to replace vendors having Year 2000 difficulties, inability of the Company to internally fabricate necessary machine parts and unanticipated costs of Year 2000 measures.

Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company's cash and investments exceed short and long-term debt, therefore, the exposure to interest rates relates primarily to its investment portfolios. Due to the short term maturities of the Company's investments, management believes that there is no significant risk arising from interest rate fluctuations. The Company is actively managing the investment portfolios to increase return on investments, but, in order to ensure liquidity, only invests in instruments with credit quality and where a secondary market exists. The counterparties are major financial institutions and government agencies. The Company's investment portfolios did not materially change from December 31, 1998 to March 31, 1999.

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

(27)     Financial Data Schedule

         (b) During the quarter for which this report is filed the Company filed a Form 8-K dated March 8, 1999, which reported information under Item 5 (other information).

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUIPP, INC.

         Date:  May 14, 1999              By: \s\Anthony P. Peri
                                          -----------------------
                                          Anthony P. Peri
                                          President and Chief Executive Officer


                                          By:\s\Jeffrey S. Barocas
                                          Jeffrey S. Barocas
                                          Chief Financial Officer and Treasurer