Form 10-Q
period 1999-06-30
QUIPP INC
filed 1999-08-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30,1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________


                         Commission file number 0-14870


                                   QUIPP, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)




                     Florida                                   59-2306191
                     -------                                   ----------
State or other jurisdiction of incorporation organization) (I.R.S.Employer
                                                           Identification No.)


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

Yes  [X]                No  [ ]

The number of shares of the registrant's common stock $.01 par value, outstanding at June 30, 1999 was 1,885,144.


                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                  Page

         Item 1-  Consolidated Financial Statements

                  Consolidated Balance Sheets -                                 3
                    June 30, 1999 and December 31, 1998

                  Consolidated Statements of Income -                           4
                    Three months ended June 30,1999 and 1998
                    Six months ended June 30, 1999 and 1998

                  Consolidated Statements of Cash Flows -                       5
                    Six months ended June 30, 1999 and 1998

                  Notes to Consolidated Financial Statements                    6-7

         Item 2 - Management's Discussion and Analysis of                       8-11
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk     12

PART II - OTHER INFORMATION

         Item 4 - Submission of matters to a Vote of Security Holders           13

         Item 6 - Exhibits                                                      14-15


PART I - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements


                            QUIPP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                              June 30, 1999  December 31, 1998
-----------------------------------------------------------------------------------------------

ASSETS

Current Assets:
   Cash and cash equivalents                                    $ 1,461,728   $ 1,820,956
   Securities available for sale - current                        9,317,154    18,460,331
   Accounts receivable, net                                       4,526,852     4,388,385
   Inventories                                                    3,783,752     2,989,950
   Deferred tax asset - current                                     814,899       814,899
   Prepaid expenses and other receivables                           358,673       479,761
                                                                -----------   -----------

Total current assets                                             20,263,058    28,954,282

Other assets:

   Property, plant and equipment, net                             1,860,424     1,837,161
   Goodwill                                                         390,251       405,861
   Other assets                                                      77,422        80,782
                                                                ===========   ===========
Total assets                                                    $22,591,155   $31,278,086
                                                                ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                            $   100,000   $   100,000
   Accounts payable                                               1,941,054     1,425,757
   Accrued salaries and wages                                       751,899       697,136
   Deferred revenues                                              2,841,770     3,439,314
   Income tax payable                                               316,844       167,704
   Contract contingencies                                           829,552       596,397
   Other accrued liabilities                                      1,204,286     1,407,493
                                                                -----------   -----------
Total current liabilities                                         7,985,405     7,833,801

Noncurrent liabilities:
   Long-term debt                                                   950,000       950,000
                                                                -----------   -----------

Total liabilities                                                 8,935,405     8,783,801

Shareholders' equity:
   Common stock - par value $.01 per share, 8,000,000
   shares authorized.  1,885,144 and 1,644,994 shares issued,
   respectively, June 30, 1999 and December 31, 1998                 18,851        16,450
Additional paid-in capital                                        8,632,356     5,800,581
Retained earnings                                                 5,004,543    16,677,254

Total shareholders' equity                                       13,655,750    22,494,285
                                                                -----------   -----------

Total liabilities and shareholders' equity                      $22,591,155   $31,278,086
                                                                ===========   ===========

See accompanying notes to the consolidated financial statements.

              QUIPP INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF INCOME

                     (Unaudited)

                                                             For the three months ended               For the six months ended

                                                          June 30, 1999       June 30, 1998       June 30, 1999       June 30, 1998
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                                    $8,930,581          $7,043,107        $ 15,439,619        $ 12,834,722
Cost of sales                                                 5,801,993           4,272,763          10,061,802           7,931,167
                                                             -----------------------------------------------------------------------
Gross profit                                                  3,128,588           2,770,344           5,377,817           4,903,555

Other operating income and expense items:
   Selling, general and administrative expenses               1,487,361           1,537,725           2,832,548           2,687,323
   Research and development expenses                            150,087             207,356             511,478             350,918
                                                             -----------------------------------------------------------------------
Operating profit                                              1,491,140           1,025,263           2,033,791           1,865,314
                                                             -----------------------------------------------------------------------
Other income (expense):
   Interest income                                              135,784             165,265             341,320             292,964
   Interest expense                                              (9,350)            (11,364)            (17,175)            (22,145)
                                                             -----------------------------------------------------------------------
                                                                126,434             153,901             324,145             270,819
Income before income taxes                                    1,617,574           1,179,164           2,357,936           2,136,133
Income tax                                                      584,101             403,036             834,639             736,113
                                                             -----------------------------------------------------------------------

Net income                                                   $1,033,473           $ 776,128          $1,523,298          $1,400,020
------------------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                                   0.55                0.48                0.87                0.87
   Diluted income per common share                                 0.55                0.46                0.83                0.82

   Weighted average number of common and
   common eqivalent shares outstanding                        1,887,149           1,712,619           1,824,765           1,702,663

Basic number of common and
   common eqivalent shares outstanding                        1,885,144           1,636,994           1,885,144           1,636,994

------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to the consolidated financial statements.


                           QUIPP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            For the six months ended
                                                            June 30, 1999  June 30, 1998

Cash provided by operations:                               $  1,523,298    $  1,400,020
                                                           ----------------------------
Net Income

Reconciliation of net income to net cash
 provided by (used in) operations:
Depreciation and amortization                                   117,983         145,225
Changes in operational assets and liabilities:
Accounts receivable                                            (138,468)        687,431
Inventories                                                    (793,802)        320,907
Other assets, prepaid expenses and other receivables            121,088          48,664
Accounts payable and other accrued liabilities                  366,854        (557,355)
Contract contingencies                                          233,155         (19,165)
Deferred revenues                                              (597,545)        (83,925)
Income tax payable                                              149,139          31,337
                                                           ----------------------------


Net cash (used in) / provided by operations                     981,702       1,973,139
                                                           ----------------------------


Cash flow from investing activities:
Securities purchased                                        (17,609,022)    (20,448,051)
Securities sold                                              26,752,199      18,333,179
Capital expenditures                                           (122,276)        (88,289)
                                                           ----------------------------

Net cash provided by / (used in) investing activities         9,020,901      (2,203,161)
                                                           ----------------------------

Cash flow from financing activities:
Special dividend paid on common stock                       (13,196,008)           --
Excercise of stock options                                    2,834,177         348,875
                                                           ----------------------------

Net cash (used in) / provided financing activities          (10,361,831)        348,875
                                                           ----------------------------

Increase / (decrease) in cash and cash equivalents             (359,228)        118,853
Cash and cash equivalents at beginning of quarter / year      1,820,956         822,573
----------------------------------------------------------------------------------------
Cash and cash equivalents at end of quarter                $  1,461,728    $    941,426
----------------------------------------------------------------------------------------

Supplemental disclosure of cash payments made for:
Interest                                                   $     14,367    $     22,145

Income Taxes                                                    687,000         992,977
----------------------------------------------------------------------------------------

     See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and the cash flows for the six months ended June 30, 1999. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.


NOTE 2 - INVENTORIES

Inventories at June 30, 1999 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 1999 and December 31, 1998 is as follows:

                                                                   June 30, 1999                  December 31, 1998
-----------------------------------------------------------------------------------------------------------------------------

Raw materials                                                         $2,830,676                                  $2,616,640
Work in process                                                          702,326                                     179,388
Finished goods                                                           250,750                                     193,922
                                                       ----------------------------------------------------------------------
                                                                      $3,783,752                                  $2,989,950


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

<

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                                            Unaudited
                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                            June 30,
                                                       1999           1998                1999               1998

--------------------------------------------------------------------------------------------------------------------

Net sales                                               100.0%       100.0%                100.0%            100.0%
Gross profit                                             35.0%        39.3%                 34.8%             38.2%
Selling, general and administrative expenses
                                                         16.7%        21.8%                 18.3%             20.9%
Research and development                                  1.7%         2.9%                  3.3%              2.7%
Interest income                                           1.5%         2.3%                  2.2%              2.3%
Net income                                               11.6%        11.0%                  9.9%             10.9%

Three Months ending June 30, 1999
---------------------------------
Sales for the three months ended June 30, 1999 were $8,930,581, an increase of $1,887,474 (26.8%) over net sales of $7,043,107 in the same period of the prior year. The increase in net sales was due to stronger domestic sales.

Gross profit for the three months ended June 30, 1999 was $3,128,588 an increase of $358,244(12.9%) as compared to $2,770,344 for the corresponding period in 1998. The decrease in gross profit as a percentage of net sales was attributable to higher shipments in both the first and second quarter of original equipment manufacturers (OEM) equipment, which generally have lower margins than products manufactured by the company.

Selling, general and administrative expenses for the three months ended June 30, 1999 were $1,487,361, a decrease of $50,364 (3.3%) as compared to $1,537,725 for the corresponding period of 1998. As a percentage of sales, selling, general and administrative expenses decreased 5.1%. This decrease was mainly attributable to the increase in sales volume coupled with a decrease in operating expenses due to cost containment programs implemented in the second quarter of 1999. In addition, selling, general and administrative expenses in 1998 reflected legal costs in connection with patent litigation that was settled later in the year.

Research and development expenses for the three months ended June 30, 1999 were $150,087, a decrease of $57,269 (27.6%) as compared to $207,356 for the corresponding period of 1998. The decrease in spending was mainly attributable to substantial completion of development of two of the new products, the palletizer and the gripper conveyer for exhibition at the annual NEXPO trade show.

Interest income for the three months ended June 30, 1999 was $135,784 as compared to $165,265 for the same period in 1998. The decrease in interest income was mainly attributable to lower cash and cash equivalents and securities available for sale during the second quarter of 1999 due to the payment to our shareholders of a special dividend of $13,196,008.


Six Months ending June 30, 1999
-------------------------------
Sales for the six months ended June 30, 1999 were $15,439,619, an increase of $2,601,897 (20.3%) over net sales of $12,837,722 in the same period of the prior year. The increase in net sales for the six month period was also due to stronger domestic sales.


Gross profit for the six months ended June 30, 1999 was $5,377,817 a increase of $474,262 (9.7%) as compared to $4,903,555 for the corresponding period in 1998. The decrease in gross profit as a percentage of net sales was attributable to higher shipments of original equipment manufacturers (OEM) equipment, which generally have lower margins than products manufactured by the company.

Selling, general and administrative expenses for the six months ended June 30, 1999 were $2,832,548, a increase of $145,225 (5.4%) as compared to $2,687,323 for the corresponding period of 1998. As a percentage of sales, selling, general and administrative expenses decreased 2.6% as a result of higher sales volume. The increase in spending occurred in the first quarter of 1999, mainly attributable to additional selling activities related to increased order bookings in the period.

Research and development expenses for the six months ended June 30, 1999 were $511,478, a increase of $160,560 (45.8%) as compared to $350,918 for the corresponding period of 1998. The increase in spending was mainly attributable to two of the new products under development, the palletizer and the gripper conveyer.

Interest income for the six months ended June 30, 1999 was $341,320 as compared to $292,964 for the same period in 1998. The increase in interest income was mainly attributable to higher average balances of cash and cash equivalents and securities available for sale, during the period.

General
The order backlog as of June 30th 1999 was $13,096,738 compared to $10,566,840 at December 31, 1998 and $7,080,838 at June 30th 1998. The Company expects to ship all backlog items within the next twelve months.


Liquidity
On June 30, 1999, cash, cash equivalents and securities available for sale totaled $10,778,882 as compared to $20,281,287 at December 31, 1998, a decrease of $9,502,406 or 46.9%. This decrease was primarily due to the payment to our shareholders of the special dividend of $13,196,008, on May 10, 1999. This decrease was partially offset by cash provided by financing activities resulting from the exercise of stock options. Working capital on June 30, 1999 was $12,277,653, an increase of $1,984,528 from $10,293,125 at March 31, 1999. This increase was primarily the result of a
decrease in deferred revenues of $2,290,378. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

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

Internal Systems and Products
-----------------------------

Information Technology Systems - The Company's manufacturing and accounting software supplier has advised the Company that Year 2000 support of the software was implemented in 1995 and that the Company's manufacturing and accounting software is Year 2000 compliant. In addition, the Company's AS400 operating system has been upgraded, and the Company has received correspondence from the vendor stating that the software is Year 2000 compliant. To confirm Year 2000 compliance, the Company began testing of its manufacturing, accounting and operating system during the fourth quarter of 1998. Based on the results of testing, the Company has implemented some changes to the software. The Company is continuing to test its systems for Year 2000 compliance and expects the testing to be completed by September 1999. The Company's Year 2000 compliance costs to date have been approximately $35,000. Based upon the testing completed thus far, the Company does not anticipate any additional material costs relating to Year 2000 compliance.

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

Products - The Company's products are not materially date sensitive. Moreover, products currently manufactured that have time and date functions are Year 2000 compliant, and product notification bulletins have been sent to the customers regarding Year 2000 issues. Therefore, the Company does not believe it has any material exposure with regard to its products as a result of the Year 2000 issue.

Year 2000 Issues Relating to Third Parties
------------------------------------------

Vendors - The Company utilizes approximately 360 vendors to supply parts, materials and components for its various products. The Company has surveyed its major vendors regarding their Year 2000 status. Several vendors have supplied letters to the Company stating that they are either Year 2000 compliant or that they would be Year 2000 compliant by December 31, 1999. However, the Company is unable to verify this information, and it is possible that advice received from vendors may be erroneous. Moreover, certain vendors have not responded to the Company's request for information, and may not be Year 2000 compliant. Nevertheless, the Company believes alternative sources of supply are available for all required components. In addition, certain machine parts could be manufactured in the Company's in-house machine shop. Therefore, absent widespread difficulties affecting several critical vendors, the Company does not anticipate that vendors' Year 2000 issues would have a material adverse effect on the Company.

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

Customers - The Company's customer base typically changes significantly from year to year. Since the Company's equipment is designed to have an extended life, significant repeat orders are not received on a regular basis. As a result, the Company is unable to predict the identity of most of its major customers in the Year 2000 and thereafter. The Company does not intend to make an inquiry as to whether the customers' computer driven payment or purchasing processes is Year 2000 compliant. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially adversely affected.

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

Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company's cash and investments exceed short and long-term debt. Therefore, the exposure to interest rates relates primarily to its investment portfolios. Due to the short term maturities of the Company's investments, management believes that there is no significant risk arising from interest rate fluctuations. The Company is actively managing the investment portfolios to increase return on investments, but in order to ensure liquidity, only invests in instruments with credit quality and where a secondary market exists. The counterparties are major financial institutions and government agencies. The Company's investment portfolios has not materially changed from March 31, 1999 to June 30,1999 in respect to the quality of financial instruments after the payment of a special cash dividend.

PART II - OTHER INFORMATION
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS
---------------------------------------------------------------

On May 11, 1999 the Company held its Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of three directors to serve until the 2002 Annual Meeting of Shareholders and a proposal to ratify the appointment of KPMG LLP as the Company's independent public accountants for 1999.

The voting results were as follows:

1.    Election of Directors:

Name of Nominee                      FOR                        WITHHELD
---------------                      ---                        --------

Jack D. Finley                       1,194,599                  328,869
Anthony P. Peri                      1,522,768                      700
William L. Rose                      1,194,599                  328,869


2. Ratification of the appointment of KPMG LLP as the Company's independent public accountants for 1999:

      FOR                 AGAINST          ABSTAIN           BROKER NON-VOTES
      -----------         -------          --------          ----------------
      1,521,171            2,187            110                     0


Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

         (27)     Financial Data Schedule

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUIPP, INC.

         Date:  August 12, 1999           By: \s\Anthony P. Peri
                                          -----------------------
                                          Anthony P. Peri
                                          President and Chief Executive Officer


                                          By:\s\Jeffrey S. Barocas
                                          ------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX


EXHIBIT  DESCRIPTION
-------  -----------

27       Financial Data Schedule