Form 10-Q
period 1999-09-30
QUIPP INC
filed 1999-11-12
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

(MARK ONE)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

For the quarter ended SEPTEMBER 30, 1999.

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934



For the transition period from ___________________ to ___________________


                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
                                   -----------
             (Exact name of registrant as specified in its charter)



            FLORIDA                                     59-2306191
-------------------------------               ----------------------------------
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)



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


Yes   X        No
    -----         ------

The number of shares of the registrant's common stock $.01 par value, outstanding at September 30, 1999 was 1,885,144.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                         PAGE
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -
                    September 30, 1999 and  December 31, 1998                           3

                  Consolidated Statements of Income - Three months ended
                  September 30, 1999 and 1998, and  Nine months ended
                  September 30, 1999 and 1998                                           4

                  Consolidated Statements of Cash Flows - Nine months
                    ended September 30, 1999 and 1998                                   5

                  Notes to Consolidated Financial Statements                            6-7

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       8-11

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk             11-12

PART II - OTHER INFORMATION

         Item 4 -Exhibits and Reports on Form 8-K                                       13

PART I - FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                            QUIPP INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                  SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                                                                  ------------------               -----------------
ASSETS
Current Assets:
   Cash and cash equivalents                                                             $ 406,029                     $ 1,820,956
   Securities available for sale - current                                               9,471,527                      18,460,331
   Accounts receivable, net                                                              5,984,557                       4,388,385
   Inventories                                                                           3,536,979                       2,989,950
   Deferred tax asset - current                                                            814,899                         814,899
   Prepaid expenses and other receivables                                                  768,026                         479,761
                                                                                      ------------                    ------------

TOTAL CURRENT ASSETS                                                                    20,982,017                      28,954,282

Other assets:
   Property, plant and equipment, net                                                    1,932,082                       1,837,161
   Goodwill                                                                                382,447                         405,861
   Other assets                                                                             75,742                          80,782
                                                                                      ------------                    ------------

TOTAL ASSETS                                                                          $ 23,372,288                    $ 31,278,086
                                                                                      ============                    ============


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long term debt                                                     $ 100,000                       $ 100,000
   Accounts payable                                                                      1,233,882                       1,425,757
   Accrued salaries and wages                                                              725,372                         697,136
   Deferred revenues                                                                     3,184,372                       3,439,314
   Income tax payable                                                                      279,223                         167,704
   Contract contingencies                                                                  829,646                         596,397
   Other accrued liabilities                                                             1,325,196                       1,407,493
                                                                                      ------------                    ------------

TOTAL CURRENT LIABILITIES                                                                7,677,691                       7,833,801

Noncurrent liabilities:
   Long-term debt                                                                          950,000                         950,000
                                                                                      ------------                    ------------

TOTAL LIABILITIES                                                                        8,627,691                       8,783,801

Shareholders' equity:
  Common stock - par value $.01 per share, 8,000,000
    shares authorized. 1,885,144 and 1,644,994 shares issued
    in 1999 and 1998, respectively.                                                         18,852                          16,450
  Paid-in capital                                                                        8,632,356                       5,800,581
  Retained earnings                                                                      6,093,389                      16,677,254
                                                                                      ------------                    ------------

TOTAL SHAREHOLDERS' EQUITY                                                              14,744,597                      22,494,285
                                                                                      ------------                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $ 23,372,288                    $ 31,278,086
                                                                                      ============                    ============


See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999  SEPTEMBER 30, 1998   SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                                     ------------------  ------------------   ------------------  ------------------
Net sales                                             $  7,914,975          $  7,147,024         $ 23,354,594         $ 19,981,746
Cost of sales                                            4,993,952             4,358,496           15,055,754           12,289,661
                                                      ------------          ------------         ------------         ------------

GROSS PROFIT                                             2,921,023             2,788,528            8,298,840            7,692,085

Other operating income and expense items:
   Selling, general and administrative expenses          1,333,503             1,410,404            4,166,051            4,097,727
   Research and development expense                        100,950               158,568              612,428              509,486
                                                      ------------          ------------         ------------         ------------

OPERATING PROFIT                                         1,486,570             1,219,556            3,520,361            3,084,872
                                                      ------------          ------------         ------------         ------------

Other income and expense:
   Interest income                                         113,645               163,892              454,965              456,856
   Interest expense                                         (8,990)              (14,028)             (26,165)             (36,174)
                                                      ------------          ------------         ------------         ------------
                                                           104,655               149,864              428,800              420,682

                                                      ------------          ------------         ------------         ------------
Income before income taxes                               1,591,225             1,369,420            3,949,161            3,505,554
Income tax                                                 502,380               475,021            1,337,018            1,211,134
                                                      ------------          ------------         ------------         ------------

 NET INCOME                                           $  1,088,845          $    894,399         $  2,612,143         $  2,294,420
                                                      ============          ============         ============         ============

PER SHARE AMOUNTS:

   Basic income per common share                              0.58                  0.54                 1.45                 1.41
   Diluted income per common share                            0.57                  0.52                 1.41                 1.34

   Basic number of common and common
      equivalent shares outstanding                      1,885,144             1,643,864            1,801,613            1,625,890

   Weighted average number of common
      and common equivalent shares outstanding           1,898,389             1,720,905            1,849,487            1,709,066


See accompanying notes to the consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          FOR THE NINE MONTHS ENDED
                                                                             September 30, 1999              September 30, 1998
                                                                             ------------------              ------------------
Cash provided by operations:
   Net income                                                                  $  2,612,143                      $  2,294,420
                                                                               ------------                      ------------

Reconciliation of net income to net cash provided by operations:

   Depreciation and amortization                                                    168,982                           276,413

Changes in operational assets and liabilities:
   Accounts receivable, net                                                      (1,596,172)                         (475,943)
   Inventories                                                                     (547,030)                          342,524
   Other assets, prepaid expenses and other receivables                            (283,225)                         (266,074)
   Accounts payable and other accrued liabilities                                  (245,935)                           72,599
   Deferred revenues                                                               (254,942)                          309,691
   Contract contingencies                                                           233,248                              --
   Income tax payable                                                               111,518                           387,357
                                                                               ------------                      ------------

Net cash provided by operations                                                     198,587                         2,940,987
                                                                               ------------                      ------------

Cash flow from investing activities:
   Securities available for sale, net                                             8,988,804                        (3,716,026)
   Capital expenditures                                                            (240,487)                         (112,426)
                                                                               ------------                      ------------

Net cash provided by (used in) investing activities                               8,748,317                        (3,828,452)
                                                                               ------------                      ------------

Cash flow from financing activities:
   Special dividend paid on common stock                                        (13,196,008)                             --
   Exercise of stock options                                                      2,834,177                           443,250
                                                                               ------------                      ------------

Net cash (used in) provided by financing activities                             (10,361,831)                          443,250
                                                                               ------------                      ------------

Decrease in cash and cash equivalents                                            (1,414,927)                         (444,215)

Cash and cash equivalents at the beginning of the year                            1,820,956                           822,573
                                                                               ------------                      ------------

Cash and cash equivalents at the end of the quarter                            $    406,029                      $    378,358
                                                                               ============                      ============

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS MADE FOR:

   Interest                                                                    $     23,357                      $     32,688
   Income Taxes                                                                   1,225,000                         1,160,566


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of Quipp, Inc. and Quipp Systems, Inc. (a wholly owned subsidiary). All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1998 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 1999, and the results of its operations for the three and nine months ended September 30, 1999 and the cash flows for the nine months ended September 30, 1999. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated Balance Sheet at December 31, 1998 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain previously reported amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - INVENTORIES
Inventories at September 30, 1999 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1999 and December 31, 1998 is as follows:


                                   September 30, 1999      December 31, 1998
------------------------------------------------------------------------------

Raw Materials                         $2,160,670              $2,616,640
Work In Process                        1,271,900                 179,388
Finished Goods                           104,409                 193,922
                                      ----------------------------------------
                                      $3,536,979              $2,989,950


NOTE 3 - EARNINGS PER COMMON AND COMMON EQUIVALENT SHARES

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

NOTE 5 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, including asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                        Three Months Ended,                     Nine Months Ended,
                                           September 30,                          September 30,
                                  --------------------------------     -------------------------------------
                                     1999               1998                1999                 1998
                                  (Unaudited)        (Unaudited)        (Unaudited)           (Unaudited)
                                  ------------      --------------     ---------------      ----------------
Net sales                           100.0%              100.0%              100.0%                100.0%
Gross profit                         36.9%               39.0%               35.5%                 38.5%
Selling, general and
  administrative expenses            16.8%               19.7%               17.8%                 20.5%
Research and development              1.3%                2.2%                2.6%                  2.5%
Interest income                       1.4%                2.3%                1.9%                  2.3%
Net income                           13.8%               12.5%               11.2%                 11.5%


THREE MONTHS ENDING SEPTEMBER 30, 1999
NET SALES for the three months ended September 30, 1999 were $7,914,975, an increase of $767,951 (10.7%) over net sales of $7,147,024 in the same period of the prior year. The increase in net sales was due to stronger domestic sales.

GROSS PROFIT for the three-month period ended September 30, 1999 was $2,921,023, an increase of $132,495 (4.8%) as compared to $2,788,528 for the corresponding period in 1998. The decrease of gross profit as a percentage of net sales was attributable to a higher percentage of original equipment manufacturers (OEM) equipment sales, which generally have lower margins than products manufactured by the Company.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 1999 were $1,333,503, a decrease of $76,901 (5%) as compared to $1,410,404 for the corresponding period of 1998. The decrease reflects reduced spending for legal and accounting fees. In 1998, the Company incurred legal and accounting fees in connection with an aborted business combination transaction and patent infringement litigation that the Company brought against another company. The litigation settled in 1998.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 1999 were $100,950, a decrease of $57,618 (36.3%) as compared to $158,568 for the corresponding period in 1998. The decrease reflects reduced spending for the Company's new palletizer and gripper conveyer products, which are in the later stages of development.

INTEREST INCOME for the three months ended September 30, 1999 was $113,645 as compared to $163,892 for the same period in 1998. The decrease in interest income reflects lower cash and cash equivalents and securities available for sale during the third quarter of 1999 due to payment of a $13,196,008 special dividend in May 1999.

NINE MONTHS ENDING SEPTEMBER 30, 1999
NET SALES for the nine months ended September 30, 1999 were $23,354,594, an increase of $3,372,848 (16.9%) over net sales of 19,981,746 in the same period of the prior year. The increase in net sales for the nine months period was primarily due to stronger domestic sales.

GROSS PROFIT for the nine months ended September 30, 1999 was $8,298,840, an increase of $606,755 (7.9%) as compared to $7,692,085 for the corresponding period in 1998. The decrease in gross profit as a percentage of net sales is primarily due to a higher percentage of sales of original equipment manufacturers (OEM) equipment, which generally have lower margins than products manufactured by the Company.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 1999 were $4,166,051, an increase of $68,324 (1.7%) as compared to
$4,097,727 for the corresponding period in 1998. As a percentage of sales, selling, general and administrative expenses decreased from 20.5% to 17.8%. The decrease reflects reduced spending for legal and accounting fees. In 1998, the Company incurred legal and accounting fees in connection with an aborted business combination and patent infringement litigation that the Company brought against another company. The litigation settled in 1998.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 1999 were $612,428, an increase in of $102,942 (20.2%) as compared to $509,486 for the corresponding period of 1998. The increase was primarily due to the costs related to the development of the Company's new palletizer and the gripper conveyer, which were incurred principally during the first and second quarter of 1999.

INTEREST INCOME for the nine months ended September 30, 1999 was $454,965 as compared to $456,856 for the same period in 1998. The decrease in interest income was attributable to lower average balances of cash and cash equivalents and securities available for sale as a result of the $13,196,008 special dividend paid in May 1999.

GENERAL

The order backlog as of September 30 1999 was $10,119,131 compared to $10,556,480 at December 31, 1998 and $6,487,503 at September 30 1998. The
company expects to ship all backlog within the next twelve months.

LIQUIDITY

Cash, and cash equivalents and securities available for sale totaled $9,877,556 compared to $20,281,287 at December 31, 1998, a decrease of $10,403,731 or 51.3%. This decrease was primarily due to the payment to our shareholders of the special dividend of $13,196,008 on May 10, 1999. This decrease was partially offset by $2,834,177 received upon the exercise of stock options. Working capital on September 30, 1999 was $13,304,326, an increase of $1,026,673 from $12,277,653 at June 30, 1999. This increase principally reflects the Company's net income of $1,088,846 for the three months ended September 30, 1999. The Company believes that the cash, cash equivalents and securities available for sale, together with cash generated from operations will be sufficient to fund operations at current levels.

YEAR 2000
The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has been engaged in an evaluation of its Year 2000 readiness about its information technology and non-information technology systems. In addition, the Company has analyzed its products as they relate to the Year 2000 issue. The Company has also attempted to analyze Year 2000 issues relating to third parties with which the Company has a business relationship. The status of the Company's efforts is as follows:

INTERNAL SYSTEMS AND PRODUCTS
INFORMATION TECHNOLOGY SYSTEMS - The Company's software supplier has advised the Company that the manufacturing and accounting software used by the Company is Year 2000 compliant. In addition, the Company's AS400 operating system has been upgraded, and the Company has received correspondence from the vendor stating that the software is Year 2000 compliant. The Company began testing its manufacturing, accounting and operating system during the fourth quarter of 1998. Based upon the results of the Company's testing, and correspondence received from its software supplier, the Company believes its manufacturing, accounting, and operating systems are year 2000 compliant.

The Company's manufacturing department was using a computerized data collection system to record labor time and attendance. This system was not Year 2000 compliant. The Company replaced the software and related hardware in February of 1999 with software and hardware that is certified by the manufacturer to be Year 2000 compliant.

NON-INFORMATION TECHNOLOGY SYSTEMS - The Company's heating, cooling, ventilation and alarm systems include microprocessor-based components. The heating, cooling and ventilation systems suppliers have advised the Company that these systems are not date sensitive. The alarm system was replaced in November 1998 with a system certified by the manufacturer to be year 2000 compliant.

PRODUCTS - The Company's products are not materially date sensitive. Moreover, products currently manufactured that have time and date functions are Year 2000 compliant and product notification bulletins have been sent to the customers regarding Year 2000 issues. Therefore, the Company does not believe it has any material exposure about its products as a result of the Year 2000 issue.

COSTS OF YEAR 2000 COMPLIANCE - The Company's Year 2000 compliance costs to date have been approximately $50,000. The Company does not anticipate any additional material costs relating to Year 2000 compliance.

YEAR 2000 ISSUES RELATING TO THIRD PARTIES
VENDORS - The Company utilizes approximately 360 vendors to supply parts, materials and components for its various products. The Company has surveyed its major vendors regarding their Year 2000 status. Several vendors have supplied letters to the Company stating that they are either Year 2000 compliant or that they would be Year 2000 compliant by December 31, 1999. However, the Company is unable to verify this information, and it is possible that advice received from vendors may be erroneous. Moreover, certain vendors have not responded to the Company's request for information and may not be Year 2000 compliant. Nevertheless, the Company believes alternative sources of supply are available for all required components. Therefore, absent widespread difficulties affecting several critical vendors, the Company does not anticipate that vendors' Year 2000 issues would have a material adverse effect on the Company. In addition, some machine parts could be manufactured in the Company's in-house machine shop.

The Company has received verbal verification from several of its freight providers that they are Year 2000 compliant. However, the Company is unable to verify this information. The Company is not currently aware of the Year 2000 readiness of certain outside service companies, such as telecommunications or utility providers. The failure of these providers to be Year 2000 compliant could have a material adverse effect on the Company, which is not currently quantifiable. In the worst case, the Company's operations could be seriously disrupted.

CUSTOMERS - The Company's customer base typically changes significantly from year to year. Since the Company's equipment is designed to have an extended life, significant repeat orders are not received on a regular basis. As a result, the Company is unable to predict the identity of most of its major customers in the Year 2000 and thereafter. Therefore, the Company has not made an inquiry as to whether the customers' computer driven payment or purchasing processes is Year 2000 compliant. A customer's Year 2000 issues could cause a delay in receipt of purchase orders or payment. If Year 2000 issues are widespread among the Company's customers, the Company's sales and cash flow could be materially adversely affected.

FORWARD LOOKING STATEMENTS
The statements contained above regarding the shipment of backlog during the next twelve months; third party statements regarding Year 2000 readiness of their products, services and systems; costs of Year 2000 measures; consequences of the failure of Company products and systems, and outside parties to be Year 2000 compliant; and other Year 2000 related matters are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, among others, economic conditions generally and specifically in the newspaper industry, change in product demand, delays in shipment, cancellation of customer orders, unanticipated hardware or software problems in connection with upgrades, unavailability of vendors to replace vendors having Year 2000 difficulties, inability of the Company to internally fabricate some machine parts and unanticipated costs of Year 2000 measures.

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
The Company is exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest rates. The Company does not enter derivatives or other financial instruments for trading or speculative purposes. The Company's cash and investments exceed short and long-term debt, therefore, the exposure to interest rates relates primarily to its investment portfolios.

Due to the short-term maturities of the Company's investments, management believes that there is no significant risk arising from interest rate fluctuations. The Company is actively managing the investment portfolios to increase return on investments, but in order to ensure liquidity, only invests in instruments with credit quality and where a secondary market exists. The counterparties are major financial institutions and government agencies. The Company's investment portfolios did not materially change from June 30, 1999 to September 30,1999.

PART II - OTHER INFORMATION

ITEM 4 -  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBIT NO.      DESCRIPTION OF EXHIBIT
          -----------      ----------------------
          (27)             Financial Data Schedule

     (b) No reports on form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         QUIPP, INC.

         Date:  November 12, 1999        By: /s/ Anthony P. Peri
                                         -----------------------
                                         Anthony P. Peri
                                         President and Chief Executive Officer


                                         By: /s/ Jeffrey S. Barocas
                                         ---------------------------
                                         Jeffrey S. Barocas
                                         Chief Financial Officer and Treasurer