Form 10-K
period 1999-12-31
QUIPP INC
filed 2000-03-24
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----------  EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                                            -----------------

                                       or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----------- ACT OF 1934


For the transition period from                          to
                               ------------------------    --------------------


                         Commission file number 0-14870
                                                -------

                                   Quipp, Inc.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                   Florida                                   59-2306191
                   -------                                   ----------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)


         4800 NW 157th Street, Miami, Florida                    33014
         -------------------------------------                   -----
        (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 per value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K). Yes        No    X
               -----       -----

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 4, 2000 was approximately $30,194,944. The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 4, 2000 was 1,887,184.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 2000 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------

                                    Part III

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such person are "affiliates" of Registrant for purposes of the federal securities laws.

                                     PART I

ITEM I - BUSINESS
-----------------

Through our wholly owned subsidiary, Quipp Systems, Inc., we design, manufacture, service and market post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled and transferred to the shipping docks. Conveyor systems transport newspapers from the press to stacking machines. The stacks of newspapers are wrapped and tied, conveyed to the shipping docks, loaded into carts or stored on pallets for further processing.

The Company's product line includes the following:

Newspaper Stacker - The Series 400 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Quipp Sport Stacker (Quipp Sport), marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 60,000 copies per hour.

Bottomwrapper - The Quipp Viper, our bottomwrapper, applies wrapping paper to the bottom or three sides of a newspaper stack to protect against product damage. The Viper can be equipped with an inkjet printing device that enables the newspaper publisher to provide delivery location and copy count information on the wrapping paper.

Automatic Cart Loading System - This system accumulates and loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader and ready for delivery to the distribution site.

Newspaper Gripper and Conveyor Systems - Our gripper and conveyor systems, which include the newly developed Quipp-Gripp II (TM), as well as the Quipp Twin-Track and the Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp II uses a series of grippers mounted on an articulating chain to pick up and transport newspapers and other printed products. Each Quipp-Gripp II gripper carries a single copy of the product. The Quipp Twin-Track is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

Automatic Palletizing System -The palletizing system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

Other Products -We manufacture a variety of other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors and other equipment.

Original Equipment Manufacturers (OEM) Equipment - We sell various OEM products to compliment our product line and provide our customers a single source solution for integrated post-press material handling systems.

Our manufacturing activities consist primarily of the assembly of purchased components, the fabrication of mechanical parts and the testing of completed products. We use approximately 360 vendors to supply parts, materials and components for our various products. We believe that alternative sources of supply are available for all required components. If necessary, certain machine parts could be manufactured in our in-house machine shop, which is used primarily for custom engineering and development of prototype parts.

We market, install and service our products both domestically and internationally. All of the products have a minimum one-year warranty, and we have a staff of technicians that provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 1999 and 1998, spare parts sales accounted for approximately 7% of our net sales revenue.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 6%, 12% and 18% of total sales in 1999, 1998 and 1997, respectively. The following table indicates the amount of sales by geographic area during the past three years:

         SALES BY GEOGRAPHIC AREA
                                       1999             1998            1997
         -----------------------------------------------------------------------

         United States             $29,835,263      $23,969,296      $22,281,825
         Far East                      441,194          413,883        2,214,009
         Canada                        354,246          408,728        1,187,003
         Latin America                 849,239        1,827,103          611,787
         Other                         151,889          502,386          723,658
                                   ---------------------------------------------

                                   $31,631,831      $27,121,396      $27,018,282
         -----------------------------------------------------------------------

As of December 31, 1999, our backlog of orders was approximately $10,150,000, as compared to $10,566,840 on December 31, 1998. The backlog consists of some OEM products, which generally have lower margins than products we manufacture. We believe that we will satisfy all orders included in the backlog by the end of 2000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the years ended December 31, 1999, 1998 and 1997, no single customer accounted for 10% or more of our net sales. Since our equipment is designed to have an extended life, our largest customers in a given year are usually different from the largest customers in any other year.

OEM sales accounted for approximately 9.6%, 3.0% and 2.0% of our total sales in 1999, 1998, and 1997, respectively.

COMPETITION

The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined. Moreover, in recent years, there has been consolidation among manufacturers of newspaper material handling equipment. These developments have increased competition in the industry, and some of our competitors have much greater financial resources than ours. Nevertheless, we believe we have been able to compete successfully in this environment by emphasizing our engineering expertise and the quality and reliability of our products.

We believe we have two principal competitors for the newspaper post-press equipment business in the United States, Heidelberg Finishing Systems, a domestic subsidiary of Heidelberger Druckmaschinen AG, a German company and, GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss company. In addition, there are several companies that compete with respect to certain of our products. We have experienced competition on the basis of price with respect to most of our products and anticipate that price competition will continue.

MARKETING

We have 17 employees on our sales support and direct sales staff. In North America, we sell our products through five direct sales representatives. In Latin America, we have one sales representative that works closely with international dealers to sell our products. We use international dealers to market and sell products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale.

PATENTS and TRADEMARKS

We hold 23 U.S. patents, which expire during the period from 2000 to 2015. We have three patents pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" and "Quipp Gripp" are registered trademarks of Quipp, Inc.

RESEARCH AND DEVELOPMENT

Research and development costs totaled $742,865, $760,256 and $582,839 in 1999, 1998 and 1997 respectively. The majority of Quipp's 1999 research and development costs represented expenditures for development of the Quipp-Gripp II and our automatic palletizing system. We introduced these products to the market at the annual newspaper exposition (NEXPO) held in June 1999, and we expect to begin shipment of these products in 2000.

EMPLOYEES

As of December 31, 1999, we had 142 full-time employees. None of our employees are represented by a union and we consider our employee relations to be good.

RISK FACTORS

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality where a secondary market exists. The counterparties are major financial institutions and government agencies.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

      Name                      Business Experience During the Past Five Years              Age
      ----                      ----------------------------------------------              ---
Anthony P. Peri                 Mr. Peri has been President and Chief                        57
                                Executive Officer of Quipp, Inc. and Quipp
                                Systems, Inc., and a director of both
                                companies since April 1998. From May 1997 to
                                March 1998, he was President and Chief
                                Operating Officer of Ctext, Inc. From August
                                1986 to May 1997, Mr. Peri served in various
                                capacities at Harris Publishing Systems
                                Corporation, the most recent of which was
                                Vice President and General Manager.

Christer A. Sjogren             Mr. Sjogren, Executive Vice President of                     57
                                Quipp Systems, Inc. since 1994, has served
                                Quipp Systems in various capacities since
                                1983. He is responsible for engineering
                                functions. Mr. Sjogren has been a director
                                of Quipp Systems, Inc. since 1996.

Jeffrey S. Barocas              Mr. Barocas has been Chief Financial Officer                 52
                                of Quipp, Inc. since July 1996 and a
                                director of Quipp Systems, Inc. since 1998.
                                From 1990 until July 1996, Mr. Barocas was
                                Chief Financial Officer of a US subsidiary
                                of London International Group.


ITEM 2 - PROPERTIES
-------------------

We operate our business from one facility, located in Miami, Florida. We own the property and our facility contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for manufacturing operations, and 14,870 square feet are used for administrative functions. We own all of the equipment used in our manufacturing operations. In the opinion of management, our properties are adequate and suitable for current operations. We are considering an expansion of our facility in 2000 to increase future manufacturing capacity to accommodate sales growth and broader product line offerings.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Our Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP". The following table sets forth the high and low sales prices of our Common Stock as reported on the NASDAQ National Market for each calendar quarter in 1999 and 1998:

         -----------------------------------------------------------------------------
                                    1999                              1998
                             High            Low               High             Low
         -----------------------------------------------------------------------------
         First Quarter      $24.00          $16.25            $17.00           $14.75
         Second Quarter      21.75           12.50             19.13            15.50
         Third Quarter       16.13           12.93             20.38            15.50
         Fourth Quarter      16.50           14.50             19.00            14.50
         -----------------------------------------------------------------------------

We paid a special dividend of $7.00 per share totaling $13,196,008 to shareholders on May 10, 1999.

As of February 4, 2000 we had approximately 270 record holders of the Common Stock, including brokers and other nominees.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data for each of the years in the five-year period ended December 31, 1999 has been derived from our audited balance sheets and related statements of income.

--------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share data)                         1999           1998          1997           1996           1995
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Information:
Net sales                                                    $31,632        $27,121       $27,018        $21,568        $23,197
  Gross profit                                                11,483         10,166         9,769          7,864          7,631
  Research and development                                       743            760           583            580            219
  Selling, general and administrative expenses                 5,693          4,925         4,690          4,205          4,295
  Operating profit                                             5,047          4,481         4,517          3,224          3,117
  Net income                                                   3,673          3,348         3,081          2,220          2,096
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net income per share (basic)                                  2.02           2.05          1.95           1.42           1.34
  Net income per share (diluted)                                1.97           1.96          1.89           1.42           1.34
  Book value per share                                          8.55          13.67         11.58           9.63           8.21
  Market price per share - high                                24.00          20.38         17.50          13.50          16.25
                         - low                                 12.50          14.50          8.25           8.38           6.75
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information
  Current assets                                             $21,972        $28,954       $22,882        $19,496        $18,383
  Total assets                                                24,435         31,278        25,303         22,074         21,267
  Current liabilities                                          7,454          7,834         5,693          5,842          6,855
  Long-term liabilities                                          850            950         1,050          1,150          1,550
  Shareholders' equity                                        16,131         22,494        18,560         15,082         12,863
Weighted average number of equivalent
shares outstanding                                         1,862,116      1,707,366     1,630,213      1,565,765      1,565,765
--------------------------------------------------------------------------------------------------------------------------------

We paid a special dividend of $7.00 per share totaling $13,196,008 to shareholders on May 10, 1999; the reduction in shareholders equity in 1999 reflects this dividend.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
-------------------------------------------------------------------------
RESULTS OPERATIONS
------------------

Results of Operations
(Note: All dollar amounts are in thousands)
1999 vs. 1998

                                                              1999                   1998
----------------------------------------------------------------------------------------------
Net Sales                                                     $ 31,632                $ 27,121
----------------------------------------------------------------------------------------------
Increase (decrease)                                           $  4,511
                                                              %     17

Our sales growth was primarily in the domestic market. Sales for our core product lines, stackers and bottomwrappers, continue to be strong. The 1999 sales growth included increased sales of original equipment manufacturers (OEM) equipment. We sell OEM products to compliment our product line and provide our customers a single source solution for integrated post-press material handling systems.

                                                                1999                    1998
----------------------------------------------------------------------------------------------
Gross Profit                                                  $ 11,483                $ 10,166
----------------------------------------------------------------------------------------------
Increase (decrease)                                           $  1,317
                                                              %     13
Percentage of Net Sales                                             36%                     37%

The decrease in gross profit as a percentage of net sales is primarily due to the sale of a higher percentage of OEM equipment, which generally has lower margins than products we manufacture.

                                                                1999                    1998
-----------------------------------------------------------------------------------------------
Selling, General and Administrative Expense                   $  5,693                $  4,925
-----------------------------------------------------------------------------------------------
Increase (decrease)                                           $    768
                                                              %     16
Percentage of Net Sales                                             18%                     18%

The increase in selling, general and administrative expenses was principally due to higher sales and marketing costs, offset in part by a decrease in professional fees. The higher sales and marketing costs were due in part to increased sales. Additionally, we increased spending on trade shows and advertising in trade journals in order to introduce our two new products, the automatic palletizer system and the Quipp-Gripp II gripper conveyer. We also hired a salesperson and sales support staff to improve our sales efforts in international markets.

The decrease in professional fees reflects reduced spending for legal and accounting fees. In 1998, the Company incurred professional fees in connection with an aborted business combination transaction and patent infringement litigation that we brought against another company. The litigation was settled in 1998.

                                                                 1999                     1998
--------------------------------------------------------------------------------------------------
Research and Development                                      $    743                $    760
--------------------------------------------------------------------------------------------------
Increase (decrease)                                           $    (17)
                                                              %     (2)
Percentage of Net Sales                                              2%                      3%

Research and development costs in 1999 and 1998 were incurred primarily to develop two new products, the palletizer and the Quipp Gripp II. We expect to begin shipment of these products in 2000.

                                                                 1999                     1998
--------------------------------------------------------------------------------------------------
Operating Income                                              $  5,047                $  4,481
--------------------------------------------------------------------------------------------------
Increase (decrease)                                           $    566
                                                              %     13
Percentage of Net Sales                                             16%                     17%

The increase in the 1999 operating income, as compared to 1998, was principally a result of the increases in sales volume. The decrease in operating income as a percentage of net sales is primarily due to the decrease in gross profit as a percentage of net sales.

                                                                1999                        1998
----------------------------------------------------------------------------------------------------
Other Income and Expense (Net)                               $       531                $        601
----------------------------------------------------------------------------------------------------
Increase (decrease)                                          $       (70)
                                                             %       (12)
Percentage of Net Sales                                                2%                          2%

The decrease in other income and expense (net) was due to the decrease in interest income. This decrease reflected lower cash and cash equivalents and securities available for sale due the payment of a $13,196,008 special dividend in May 1999.

Results of Operations

(Note: All dollar amounts are in thousands)
1998 vs. 1997

                                                                 1998                     1997
----------------------------------------------------------------------------------------------------
Net Sales                                                    $    27,121                $     27,018
----------------------------------------------------------------------------------------------------
Increase (decrease)                                          $       103
                                                             %         0

In 1998 we experienced record sales of our core products, stackers and bottomwrappers.

                                                                1998                      1997
----------------------------------------------------------------------------------------------------
Gross Profit                                                 $    10,166                $      9,769
----------------------------------------------------------------------------------------------------
Increase (decrease)                                          $       397
                                                             %         4
Percentage of Net Sales                                               37%                         36%

The increase in gross profit was principally the result of an improved sales mix and continued manufacturing cost control programs. Our core products have a higher gross profit margin than ancillary products such as conveyors, floor equipment or OEM equipment. The improved gross profit margin was partially offset by a reclassification of bad debt allowances of $474,186 to product cost contingencies (contract reserves). Cost contingencies are anticipated future additional costs that may be incurred after equipment is shipped and installed, the customer has been invoiced and revenue is recorded. We record cost contingencies to match possible future expenses with related revenue.

                                                                1998                        1997
----------------------------------------------------------------------------------------------------
Selling, General and Administrative Expenses                 $     4,925                $      4,670
----------------------------------------------------------------------------------------------------
Increase (decrease)                                          $       255
                                                             %         5
Percentage of Net Sales                                               18%                         17%

The increase in selling, general and administrative expense was principally due to legal and accounting fees incurred in connection with an aborted business combination and patent infringement litigation that we brought against another company, which was settled during 1998. The increase was offset in part by a reclassification of bad debt expense to product cost contingencies, which is included in cost of goods sold.

                                                                 1998                       1997
----------------------------------------------------------------------------------------------------
Research and Development                                     $       760                $        583
----------------------------------------------------------------------------------------------------
Increase (decrease)                                          $       177
                                                             %        30
Percentage of Net Sales                                                3%                          2%

The increase in research and development expenditures from 1997 to 1998 principally related to development of an improved gripper conveyor and the development of a palletizer.


                                                                 1998                       1997
---------------------------------------------------------------------------------------------------
Operating Income                                             $     4,481                $     4,517
---------------------------------------------------------------------------------------------------

Increase (decrease)                                          $       (36)
                                                             %       ( 1)
Percentage of Net Sales                                               17%                        17%

The decrease in the 1998 operating income, as compared to 1997, was principally a result of increases in research and development and selling, general and administrative costs, offset by the increase in gross profit. As a percentage of net sales, operating income remained relatively stable.

                                                                1998                       1997
---------------------------------------------------------------------------------------------------
Other Income and Expense (Net)                               $       601                $       415
---------------------------------------------------------------------------------------------------

Increase (decrease)                                          $       186
                                                             %        45
Percentage of Net Sales                                                2%                         2%

The increase in other income and expense (net) was a result of increases in interest income resulting from higher interest rates and higher balances of cash, cash equivalents and securities available for sale.

General

The majority of our sales are made on a contract basis. Typically, we receive a deposit upon the execution of the sales contract. Prior to shipment, we receive additional installment payments. We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, and the receipt and nature of new orders. Our backlog, as of December 31, 1999 and December 31, 1998, was $10,150,000 and $10,566,840, respectively. The backlog includes some OEM products, which generally have lower margins than products we manufacture. Management believes all orders in the December 31, 1999 backlog will be satisfied by the end of 2000.

Liquidity and Capital Resources

On December 31, 1999, cash, cash equivalents and securities available for sale totaled $13,339,318, as compared to $20,281,287 at December 31, 1998, a decrease of $6,941,969. This decrease was primarily due to the payment of a $13,196,008 special cash dividend to shareholders on May 10, 1999. The decrease was partially offset by cash provided by operations and $2,805,500 received upon the exercise of stock options. Working capital at December 31, 1999 was $14,518,483, a decrease of $6,601,998 from $21,120,481 at December 31, 1998. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Inflation

The rate of inflation has not had a material impact on operations.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders, shipment of automatic palletizing systems and Quipp Gripp II, the possible expansion of our facilities and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.

ITEM 7A - QUALITATIVE AND QUANTATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Risk Factors."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 1999 and 1998

         Consolidated Statements of Income for each of the Years in the three-year period Ended December 31, 1999

         Consolidated Statements of Shareholders' Equity for Each of the Years in the three-year Period Ended December 31,1999

         Consolidated Statements of Cash Flows for each of the Years in the three-year period Ended December 31, 1999

         Notes to Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors
Quipp, Inc.:

         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/ s / KPMG LLP
Miami, Florida
February 4, 2000

                                          QUIPP, INC. AND SUBSIDIARY
                                          CONSOLIDATED BALANCE SHEETS
                                          DECEMBER 31, 1999 AND 1998

                                                                                                1999              1998
         -------------------------------------------------------------------------------------------------------------------
         ASSETS
         Current assets :
             Cash and cash equivalents                                                         $ 2,868,262      $ 1,820,956
             Securities available for sale                                                      10,471,056       18,460,331
             Accounts receivable, net                                                            4,586,990        4,388,385
             Inventories                                                                         2,617,641        2,989,950
             Deferred tax assets-current                                                           888,719          814,899
             Prepaid expenses and other receivables                                                539,488          479,761
                                                                                           ---------------------------------

         Total current assets                                                                   21,972,156       28,954,282

         Property, plant and equipment, net                                                      2,014,148        1,837,161
         Goodwill                                                                                  374,641          405,861
         Other assets                                                                               74,061           80,782
                                                                                           ---------------------------------

         Total Assets                                                                          $24,435,006      $31,278,086
                                                                                           =================================

         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Current portion of long-term debt                                                  $   100,000      $   100,000
            Accounts payable                                                                     1,112,944        1,425,757
            Accrued salaries and wages                                                             850,110          697,136
            Deferred revenues                                                                    3,105,344        3,439,314
            Income taxes payable                                                                     7,482          167,704
            Contract contingencies                                                                 898,192          596,397
            Other accrued liabilities                                                            1,379,601        1,407,493
                                                                                           ---------------------------------

         Total current liabilities                                                               7,453,673        7,833,801

         Long-term debt                                                                            850,000          950,000
         Contingencies (Note 12)                                                                     --               --
                                                                                           ---------------------------------

         Total liabilities                                                                       8,303,673        8,783,801

         Shareholders' Equity:
            Common stock - par value $.01 per share, authorized 8,000,000 shares, issued and outstanding 1,885,144 shares in 1999 and
               1,644,994 shares in 1998                                                             18,851           16,450
            Additional paid-in capital                                                           8,958,547        5,800,581
            Retained earnings                                                                    7,153,935       16,677,254
                                                                                           ---------------------------------
         Total shareholders' equity                                                             16,131,333       22,494,285

         Total Liabilities and Shareholders' Equity                                            $24,435,006      $31,278,086
                                                                                           =================================

See accompanying notes to the consolidated financial statements.





                                          QUIPP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF INCOME
                                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                             1999              1998              1997
         -------------------------------------------------------------------------------------------------------------------
         Net sales                                                           $31,631,832       $27,121,396      $27,018,282
         Cost of sales                                                       (20,148,851)      (16,955,430)     (17,248,863)
                                                                       -----------------------------------------------------

         Gross profit                                                         11,482,981        10,165,966        9,769,419
                                                                       -----------------------------------------------------

         Other operating income and (expense) items:
            Selling, general and administrative expenses                      (5,693,523)       (4,924,902)      (4,669,692)
            Research and development                                            (742,865)         (760,256)        (582,839)
                                                                       -----------------------------------------------------

         Operating profit                                                      5,046,593         4,480,808        4,516,888

         -------------------------------------------------------------------------------------------------------------------
         Other income (expense):
            Interest income                                                      566,489           646,947          476,430
            Interest expense                                                     (35,745)          (45,473)         (61,704)
                                                                       -----------------------------------------------------
                                                                                 530,744           601,474          414,726

         -------------------------------------------------------------------------------------------------------------------

         Income before income taxes                                            5,577,337         5,082,282        4,931,614

         Income taxes                                                         (1,904,648)       (1,734,637)      (1,850,310)
                                                                       -----------------------------------------------------

         Net income                                                           $3,672,689        $3,347,645       $3,081,304
         -------------------------------------------------------------------------------------------------------------------
         Per share amounts:
            Basic income per common share                                          $2.02             $2.05            $1.95
            Diluted income per common share                                        $1.97             $1.96            $1.89
                                                                       -----------------------------------------------------


         Weighted average number of common and
            common equivalent shares outstanding                               1,862,116         1,707,366        1,630,213
         -------------------------------------------------------------------------------------------------------------------


See accompanying notes to the consolidated financial statements.


                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  Additional                                              Total
                                             Common Stock         Paid-In       Retained         Treasury Stock        Shareholders'
                                        Shares         Amount     Capital       Earnings     Shares         Amount        Equity
------------------------------------------------------------------------------------------------------------------------------------
 Balances on
   January 1,1997                    1,634,465        $16,345    $5,113,190    $10,248,305     68,700      ($295,400)  $15,082,440
 Net Income                                                                      3,081,304                               3,081,304
 Issuance of shares for
   directors fees                        1,979             20        21,518                                                 21,538
 Exercise of stock options
  (includes tax benefit of $61,963)                                 225,137                   (34,750)       149,425       374,562
------------------------------------------------------------------------------------------------------------------------------------

 Balances
   December 31, 1997                 1,636,444         16,365     5,359,845     13,329,609     33,950       (145,975)   18,559,844
 Net Income                                                                      3,347,645                               3,347,645
 Exercise of stock options
(includes tax benefit of $81,583)        8,550             85       440,736                   (33,950)       145,975       586,796
------------------------------------------------------------------------------------------------------------------------------------

 Balances
   December 31, 1998                 1,644,994         16,450     5,800,581     16,677,254       -              -       22,494,285
 Net Income                                                                      3,672,689                               3,672,689
 Issuance of shares to employees         1,400             14        28,662                                                 28,676
 Special dividend                                                              (13,196,008)                            (13,196,008)
 Exercise of stock options
  (includes tax benefit of $326,191)   238,750          2,387     3,129,304                                              3,131,691
------------------------------------------------------------------------------------------------------------------------------------

 Balances
   December 31, 1999                 1,885,144        $18,851    $8,958,547     $7,153,935       -              -      $16,131,333
====================================================================================================================================

See accompanying notes to the consolidated financial statements.


                                          QUIPP, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 YEARS ENDING DECEMBER 31, 1999, 1998 AND 1997

                                                                               1999             1998              1997
         ---------------------------------------------------------------------------------------------------------------------
         Cash provided by operations:
             Net Income                                                        $3,672,689        $3,347,645        $3,081,304
                                                                          ----------------------------------------------------

         Reconciliation of net income to net cash
         Provided by (used in) operations:
             Deferred income taxes                                                (73,820)          401,654           (81,500)
             Depreciation and amortization                                        235,318           337,237           342,845
             Issuance of shares to employees                                       28,676                 -                 -
             Other noncash items - bad debt expense                                88,635                 -            21,538

         Changes in operational assets and liabilities:
             Accounts receivable, net                                            (287,240)           (6,850)        1,693,757
             Inventories                                                          372,309           540,659            64,590
             Other assets and prepaid expenses and other receivables              (53,006)         (417,920)            1,616
             Accounts payables and other accrued liabilities                     (187,731)         (212,339)          690,046
             Contract contingencies                                               301,795           272,906           104,006
             Deferred revenues                                                   (333,970)        2,096,352          (481,935)
             Income tax payable                                                   165,969            65,243           201,221
                                                                          ----------------------------------------------------
         Net cash provided by operations                                        3,929,624         6,424,587         5,637,488
                                                                          ----------------------------------------------------

         Cash flows from investing activities:
             Securities purchased                                             (25,184,169)      (46,948,510)      (54,766,876)
             Securities sold                                                   33,173,444        41,334,062        50,384,823
             Capital expenditures                                                (381,085)         (216,969)         (193,890)
                                                                          ----------------------------------------------------
         Net cash provided by (used in) investing activities                    7,608,190        (5,831,417)       (4,575,943)
                                                                          ----------------------------------------------------

         Cash flows from financing activities:
             Repayment of debt                                                   (100,000)         (100,000)         (700,000)
             Exercise of stock options                                          2,805,500           505,213           312,599
             Special dividend                                                 (13,196,008)                -                 -
                                                                          ----------------------------------------------------
         Net cash provided by (used in) financing activities                  (10,490,508)          405,213          (387,401)
                                                                          ----------------------------------------------------

         Increase in cash and cash equivalents                                  1,047,306           998,383           674,144

         Cash and cash equivalents at beginning of year                         1,820,956           822,573           148,429
         ---------------------------------------------------------------------------------------------------------------------

         Cash and cash equivalents at end of year                             $ 2,868,262       $ 1,820,956         $ 822,573
         ---------------------------------------------------------------------------------------------------------------------

         Supplemental disclosure of noncash Information:
             Tax benefit for exercised stock options                            $ 326,191          $ 81,583          $ 61,963
         Supplemental disclosure of cash payments:
             Interest                                                            $ 35,745          $ 45,473          $ 61,704
             Income taxes                                                      $1,812,500        $1,587,566        $1,375,000
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

Nature of business - The Company designs, manufactures, services and markets post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled and transferred to the shipping docks. Conveyor systems transport newspapers from the press to stacking machines. The stacks of newspapers are wrapped and tied, conveyed to the shipping docks, loaded into carts or stored on pallets for further processing.

Inventories - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

Accounts Receivable/Deferred Revenue - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Revenue is recognized upon shipment of the equipment. Installation revenue is recognized upon completion of installation at the customer's site. Accounts receivable is presented net of an allowance for doubtful accounts of $306,424 for 1999 and $217,789 for 1998.

Goodwill - The excess of cost over the fair value of net assets of a purchased business is recorded as goodwill and amortized using the straight-line method over 17 years. The Company reviews the carrying value of goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be affected if estimated future operating cash flows are not achieved.

Research and development costs - Research and development costs include expenditures for the development of new products, significant enhancements of existing products or production processes, and the design, testing and construction of prototypes. The Company expenses research and development costs as they are incurred.

Property, plant and equipment, net - Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred; alterations and major overhauls that improve an asset or extend the useful lives are capitalized.

Income taxes - Income taxes are accounted for using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are identified based on temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

Cash and cash equivalents - Cash and cash equivalents include all the Company's operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

Income per share - Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options and warrants, calculated under the treasury stock method, using the average stock market prices during the periods.

Securities available for sale - Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders' equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in net income. Fair value of the securities is determined based upon market prices or discounted cash flow. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long term securities and believes there is no significant risk arising from interest rate fluctuations. The Company actively manages its investment portfolios to increase return on investments, but, in order to ensure liquidity, will only invest in instruments with credit quality where a secondary market exists.

Deferred bond financing cost - Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 6) and are included in other assets. These costs are amortized using a method that approximates the effective yield over the term of the bonds.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, provision for cost contingencies on completed contracts and inventory reserves. Actual results could differ from those estimates.

Contract contingencies - Contract contingencies are estimates of additional expenses that may be incurred by the Company after a system is installed and revenue has been recognized. These costs occur when additional efforts are required to assure compliance with the customers' specifications. The estimate is based on the Company's past experience.

Warranty reserve - Warranty reserves are calculated based on the Company's previous experience with customers' claims arising from the sale of merchandise. The reserve is computed at 1 1/2% of contract revenue. Additions to this reserve are charged to selling expense. Warranty reserve is included in other accrued liabilities.

Impairment of long-lived assets - The Company assesses impairment of long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. Recoverability of assets is evaluated by comparing the net book value of the asset to the forecasted undiscounted future cash flows of the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the net book value of the assets exceeds the fair value of the assets. Fair value is calculated using discounted future operating cash flows with a discount rate that reflects the Company's average cost of funds. There was no impairment of long-lived assets in 1999 and 1998.

Stock-Based compensation -The Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for it stock option plan. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation, " established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has provided the disclosures required by SFAS No. 123. (see note 7)

Comprehensive income - In June 1997, the Financial Accounting Standards issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has had no significant impact on the Company's financial statements. There were no items of other comprehensive income at December 31, 1999, 1998, and 1997.

Note 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 1999 and 1998, the carrying value of securities available for sale approximates fair value. Securities available for sale at December 31, 1999 and 1998 consisted of the following:

                                                                Securities Available For Sale
-----------------------------------------------------------------------------------------------------
                                                             1999                           1998
-----------------------------------------------------------------------------------------------------
Securities:
Bankers Acceptance                                       $    500,000                   $  1,190,309
Commercial Paper                                                    -                      1,000,000
Municipal Securities                                        6,670,000                      7,700,000
Federal Government Agency                                   3,218,000                      6,750,000
Money Market Investments                                            -                      1,719,527
Premiums on Investments                                        83,056                        100,495
                                                -----------------------------------------------------

Total                                                    $ 10,471,056                   $ 18,460,331
                                                =====================================================

Note 3 - INVENTORIES

Components of inventory as of December 31, 1999 and 1998 were as follows:



                                                              1999                         1998
-----------------------------------------------------------------------------------------------------
Raw Materials                                             $ 2,152,647                    $ 2,616,640
Work in Process                                               403,689                        179,388
Finished Goods                                                 61,305                        193,922
-----------------------------------------------------------------------------------------------------
Total                                                     $ 2,617,641                    $ 2,989,950
=====================================================================================================


Note 4 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                              Current                       Deferred                       Total
1999
     U.S. Federal                               $1,801,560                       ($67,609)                 $1,733,951
       State and local                             176,908                         (6,211)                   $170,697
                                          -----------------             ------------------          -----------------
                                                $1,978,468                       ($73,820)                 $1,904,648
                                          -----------------             ------------------          -----------------
1998
     U.S. Federal                               $1,321,958                       $361,461                  $1,683,419
       State and local                              11,025                         40,193                     $51,218
                                          -----------------             ------------------          -----------------
                                                $1,332,983                       $401,654                  $1,734,637
                                          -----------------             ------------------          -----------------
1997
     U.S. Federal                               $1,771,939                       ($74,220)                 $1,697,719
       State and local                             159,871                         (7,280)                   $152,591
                                          -----------------             ------------------          -----------------
                                                $1,931,810                       ($81,500)                 $1,850,310
                                          -----------------             ------------------          -----------------

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                               1999                       1998
---------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Warranty reserve                                                    $   95,846                 $   91,914
     Inventory obsolescence                                                 107,997                    132,041
     Allowance for bad debts                                                104,397                     78,401
     Contract reserves                                                      287,515                    144,121
     Vacation Accrual                                                        48,618                     72,034
     Unicap                                                                  55,055                     42,970
     Other taxes                                                            125,491                    162,380
     Other                                                                   81,284                    120,051
                                             ------------------------------------------------------------------
Total gross deferred tax assets                                          $  906,203                 $  843,912
Less valuation allowance                                                          -                          -
                                             ------------------------------------------------------------------
Net deferred tax assets                                                  $  906,203                 $  843,912

Deferred Tax Liability:
Depreciation                                                                (17,484)                   (29,013)
                                             ------------------------------------------------------------------
Net current deferred assets                                              $  888,719                 $  814,899
                                             ==================================================================


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 1999, 1998, and 1997:

                                                                            Year Ended December 31,
                                                              -------------------------------------------------
                                                                          1999         1998           1997
                                                              -------------------------------------------------
Statutory federal income tax rate                                        34.0%          34.0%          34.0%

Increase resulting from:

State and Local taxes, net of
   Federal income tax benefit                                             2.0            2.0            2.1

Other                                                                    (1.9)          (1.9)           1.4
                                                              -------------------------------------------------

                                                                         34.1%          34.1%          37.5%
                                                              =================================================


Note 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 1999 and 1998 consist of the following:

----------------------------------------------------------------------------------------------------------
                                                                                             Estimated
                                                                                               Useful
                                                                                                life
                                                1999             1998                         (Years)
----------------------------------------------------------------------------------------------------------
Land                                              $500,500         $500,500
Building                                         1,431,771        1,431,771                      31
Building Improvements                              415,827          385,720                      10
Machinery                                          798,641          720,050                      5
Furniture and Fixtures                             209,326          201,102                      5
Computer Equipment                                 927,553          660,096                      5
Automobiles                                         88,845          109,433                      5
                                           ---------------- ----------------
                                                 4,372,463        4,008,672
Less: Accumulated depreciation                  (2,358,315)      (2,171,511)
                                           ---------------- ----------------

                                                $2,014,148       $1,837,161
----------------------------------------------------------------------------------------------------------

Depreciation expense charged to income was $204,098, $213,847 and $196,651 in 1999, 1998, and 1997, respectively.

Note 6 - LONG-TERM DEBT

Industrial Revenue Bonds - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $950,000 and $1,050,000 at December 31, 1999 and 1998, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 3.5% and 3.6% during 1999 and 1998, respectively. The bonds are payable in annual installments of $100,000 in years 2000 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2003.

Note 7 - STOCK OPTION PLANS

1996 Equity Compensation Plan - The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, certain consultants and advisors of the Company. It also provides for the grant of stock options to non-employee members of the Company's Board of Directors. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000.

At December 31, 1999 and 1998, there were 36,000 and 165,500 shares, respectively, available for grant under the Equity Compensation Plan. Stock option activity during the periods indicated is as follows:


                                Incentive Stock
                                    Options             Nonqualified Options
                              ------------------      -----------------------
                                        Weighted                    Weighted
                                         Average                     Average
                                        Exercise                    Exercise
                               Shares    Price        Shares          Price
                              ------------------      -----------------------
Balance at December 31, 1997  212,250   $  10.84       53,000       $   10.60
  Granted                      98,500      17.50       35,000           17.13
  Exercised                   (34,500)     10.08       (8,000)          11.80
  Cancellations                (1,500)      9.00           --
                              ------------------      -----------------------
Balance at December 31, 1998  274,750      13.20       80,000           13.44
  Granted                      98,000      14.00       35,000           14.00
  Exercised                  (176,750)     11.20      (62,000)          13.32
  Cancellations                (1,000)     14.00           --              --
                              ------------------      -----------------------
Balance at December 31, 1999  195,000   $  15.26       53,000       $   14.80
                              ------------------      -----------------------

Using the Black Scholes option-pricing model, the per share average fair value of stock options granted during 1999, 1998 and 1997 ranged from approximately $7.40 to $10.25, $5.50 to $8.60 and $11.00 to $11.10, respectively. The following weighted-average assumptions were used in calculating fair value: an expected dividend yield of zero and expected lives ranging from five to ten years for 1999, 1998 and 1997, and a risk-free interest rate of 5.80%, 4.65% and 6.30% for 1999, 1998 and 1997, respectively.

The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per common and common equivalent shares would have been reduced to the pro forma amounts indicated as follows:

--------------------------------------------------------------------------------------------------------------
                                                     1999                   1998                   1997
--------------------------------------------------------------------------------------------------------------
Net Income                       As reported      $3,672,689             $3,347,645             $3,081,304
                                 Pro forma        $2,419,832             $2,747,582             $2,681,076


Net Income per Common and        As reported           $1.97                  $1.96                  $1.89
 Common Equivalent Shares        Pro forma             $1.30                  $1.61                  $1.64
--------------------------------------------------------------------------------------------------------------

The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, which could be up to four years. At December 31, 1999 the range of exercise prices and remaining contractual life of outstanding options was $9.00 to $17.50, and 1.5 to 9.5 years, respectively. At December 31, 1999, the number of options exercisable was 79,625, and the weighted-average exercise price of those options was $15.01 as follows:


                                                                                                         Remaining
                     Range of                            Options                  Options               Contractual
                  Exercise Prices                      Outstanding              Exercisable                 Life
                  ---------------                      -----------              -----------                 ----
                   $9.00-11.875                                 12,500                   12,500      1.5 to 2.25 years
                   $14.00-17.50                                235,500                   67,125       4.5 to 9.5 years
                                                   --------------------     --------------------
                                                               248,000                   79,625
                                                   ====================     ====================

Note 8 - EARNINGS PER SHARE
---------------------------

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

                                                       1999                  1998                   1997
                                       ----------------------------------------------------------------------
Net Income                                           $3,672,689            $3,347,645             $3,081,304

Shares
Basic Shares                                          1,822,783             1,630,706              1,576,556

Common stock
    Equivalents from option plan                         39,333                76,660                 53,657
                                       ----------------------------------------------------------------------

Diluted                                               1,862,116             1,707,366              1,630,213
                                       ----------------------------------------------------------------------

EPS
Basic                                                   $  2.02               $  2.05                $  1.95
Diluted                                                 $  1.97               $  1.96                $  1.89
-------------------------------------------------------------------------------------------------------------

Note 9 - MAJOR CUSTOMERS

For the years ended December 31, 1999, 1998, and 1997, no single customer accounted for 10% or more of the Company's net sales. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 6%, 12%, and 18% of total net sales in 1999, 1998 and 1997, respectively.

Note 10 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan which covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. In 1999, the Board of Directors approved an increase in the matching contribution to the Savings Plan of 50%, up to the first 8% of compensation deferred by each participant. In 1998, the Board of Directors approved an increase in the matching contribution to the Savings Plan of 50%, up to the first 6% of compensation deferred by each participant, up from 4% in prior years. The amount contributed by the Company in 1999, 1998, and 1997, was $118,755, $66,588 and $62,889, respectively. The
Company, as sponsor, pays the administrative expenses of the Savings Plan.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.

Note 12 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, including asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

This information (other than the information relating to executive officers included in Part I) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

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
                  Item 8

         2 All schedules are omitted because they are inapplicable except for:

                  Schedule II - Valuation and Qualifying Accounts

         3 Exhibits (Note: The file number of all referenced Annual and Quarterly Reports on Forms 10-K and forms 10-Q, respectively, is 0-14870.)

                  Exhibit No.

                     3.1   Articles of Incorporation, as amended
                           (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                     3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

                  10.1.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988 (Incorporated by reference to Exhibit
                           10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.2   Indenture of Trust between Dade County
                           Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.3   Specimen Bond - Dade County Industrial
                           Development Authority (Incorporated by reference to Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1988).

                  10.1.4   Copy of Promissory Note, dated as of October
                           4, 1988, from Quipp, Inc. to Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1988).

                  10.1.5   Reimbursement Agreement among NCNB National
                           Bank of North Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988 (Incorporated by reference to Exhibit 10.4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.6   Mortgage and Security Agreement from Quipp,
                           Inc. to NCNB National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit
                           10.4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.7   Guaranty Agreement among Quipp Systems, Inc.,
                           Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.8   Guaranty Agreement among Quipp Systems, Inc.,
                           Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.9   Letter Agreement dated March 26, 1992 between
                           NCNB National Bank of North Carolina and the
                           Registrant dated March 27, 1991 (Incorporated by reference to Exhibit 10.3.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

                 10.1.10 Amendment to Reimbursement Agreement among NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994 (Incorporated by reference to Exhibit 10.2.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                   *10.2 Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by Reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

                   *10.3   Quipp Systems, Inc. Employee Savings and
                           Investment Plan (Incorporated by reference to Exhibit
                           10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

                   *10.4   Quipp Inc. Management Incentive Plan
                           (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

                   *10.5   Restated Employment Agreement, dated as of
                           January 25, 1999, among Quipp, Inc, Quipp Systems, Inc. and Christer Sjogren.

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

                                            Quipp, Inc.

Date:    March 24, 2000                     By: /s/ Anthony P. Peri
                                            -------------------------
                                            Anthony P. Peri,
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                           Title                                                 Date
---------                           -----                                                 ----

/ s / Anthony P. Peri
---------------------
ANTHONY P. PERI                     Chief Executive                                       March 24, 2000
                                    Officer and Director

/ s / Richard H. Campbell
-------------------------
RICHARD H. CAMPBELL                 Director                                              March 24, 2000


/ s / Cristina H. Kepner
------------------------
CRISTINA H. KEPNER                  Director                                              March 24, 2000


/ s / William L. Rose
---------------------
WILLIAM L. ROSE                     Director                                              March 24, 2000


/ s / Ralph M. Branca
---------------------
RALPH M. BRANCA                     Director                                              March 24, 2000


/ s / Louis D. Kipp
-------------------
LOUIS D. KIPP                       Director                                              March 24, 2000


/ s / Jeffrey S. Barocas
------------------------
JEFFREY S. BAROCAS                  Principal Financial and                               March 24, 2000
                                    Accounting Officer


                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K

                                  EXHIBIT INDEX

                 Exhibit
                   No.

                     3.1   Articles of Incorporation, as amended
                           (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

                     3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

                  10.1.1 Loan Agreement between Dade County Industrial Development Authority and Quipp, Inc. dated as of October 1, 1988 (Incorporated by reference to Exhibit
                           10.4.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.2   Indenture of Trust between Dade County
                           Industrial Development Authority and Mellon Bank, N.A. dated as of October 31, 1988 (Incorporated by reference to Exhibit 10.4.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.3   Specimen Bond - Dade County Industrial
                           Development Authority (Incorporated by reference to Exhibit 10.4.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1988).

                  10.1.4   Copy of Promissory Note, dated as of October
                           4, 1988, from Quipp, Inc. to Dade County Industrial Development Authority (Incorporated by reference to Exhibit 10.4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
                           1988).

                  10.1.5   Reimbursement Agreement among NCNB National
                           Bank of North Carolina, Quipp Systems, Inc. and Quipp, Inc. dated as of October 4, 1988 (Incorporated by reference to Exhibit 10.4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.6   Mortgage and Security Agreement from Quipp,
                           Inc. to NCNB National Bank of North Carolina and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit
                           10.4.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.7   Guaranty Agreement among Quipp Systems, Inc.,
                           Quipp Inc., and Dade County Industrial Development Authority dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.8   Guaranty Agreement among Quipp Systems, Inc.,
                           Quipp Inc., and NCNB NationsBank of North Carolina dated as of October 1, 1988 (Incorporated by reference to Exhibit 10.4.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

                  10.1.9   Letter Agreement dated March 26, 1992 between
                           NCNB National Bank of North Carolina and the
                           Registrant dated March 27, 1991 (Incorporated by reference to Exhibit 10.3.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

                 10.1.10 Amendment to Reimbursement Agreement among NationsBank of North Carolina N.A., Quipp Systems, Inc. and Quipp, Inc. dated as of March 31, 1994 (Incorporated by reference to Exhibit 10.2.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

                   *10.2 Quipp, Inc. 1996 Equity Compensation Plan (Incorporated by Reference to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998).

                   *10.3   Quipp Systems, Inc. Employee Savings and
                           Investment Plan (Incorporated by reference to Exhibit
                           10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

                   *10.4   Quipp Inc. Management Incentive Plan
                           (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

                   *10.5   Restated Employment Agreement, dated as of
                           January 25, 1999, among Quipp, Inc, Quipp Systems, Inc. and Christer Sjogren.

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