Form 10-Q
period 2000-03-31
QUIPP INC
filed 2000-05-10
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000.
                      --------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________________ to ____________________


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

Yes      [X]               No  [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding at March 31, 2000 was 1,887,184.


                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                                    3
                    March 31, 2000 and December 31, 1999

                  Consolidated Statements of Income -                                              4
                    Three months ended March 31, 2000 and 1999

                  Consolidated Statements of Cash Flows -                                          5
                    Three months ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements                                       6

         Item 2 - Management's Discussion and Analysis of                                          7
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk                        8

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                                 9

 PART 1 - FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                March 31, 2000    December 31, 1999
                                                                                --------------    -----------------
ASSETS

Current assets:
Cash and cash equivalents                                                         $  2,420,400        $  2,868,262
Securities                                                                          14,230,738          10,471,056
Accounts receivable, net                                                             4,194,512           4,586,990
Inventories                                                                          2,933,962           2,617,641
Deferred tax asset-current                                                             888,719             888,719
Prepaid expenses and other receivables                                                 797,291             539,488
                                                                                 -------------       -------------

Total current assets                                                                25,465,622          21,972,156

Other assets:
Property, plant and equipment, net                                                   2,008,533           2,014,148
Goodwill                                                                               366,836             374,641
Other assets                                                                            72,381              74,061
                                                                                 -------------       -------------

                                                                                  $ 27,913,372        $ 24,435,006
                                                                                 =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                              $    100,000        $    100,000
   Accounts payable                                                                  1,341,517           1,112,944
   Accrued salaries and wages                                                          824,020             850,110
   Deferred revenues                                                                 4,949,168           3,105,344
   Income taxes payable                                                                441,228               7,482
   Contract contingencies                                                              898,192             898,192
   Other accrued liabilities                                                         1,541,949           1,379,601
                                                                                 -------------       -------------
Total current liabilities                                                           10,096,074           7,453,673

Long-term debt                                                                         850,000             850,000
                                                                                 -------------       -------------
Total liabilities                                                                   10,946,074           8,303,673

Shareholders' equity:
Common stock - par value $.01 per share, 8,000,000
 shares authorized, 1,887,184 and 1,885,144 shares
 issued and outstanding, respectively in 2000 and 1999                                  18,871              18,851
Additional paid-in capital                                                           8,991,167           8,958,547
Retained earnings                                                                    7,957,260           7,153,935
                                                                                 -------------       -------------

Total shareholders' equity                                                          16,967,298          16,131,333
                                                                                 -------------       -------------

Total liabilities and shareholders' equity                                        $ 27,913,372        $ 24,435,006
                                                                                 =============       =============

See accompanying notes to the consolidated financial statements



                          QUIPP INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                        For the three months ended
                                                        --------------------------
                                                      March 31, 2000   March 31, 1999
                                                      --------------   --------------
Net sales                                                $ 7,496,058  $  6,509,038
Cost of sales                                              4,847,622     4,259,809
                                                         -----------  ------------

   Gross profit                                            2,648,436     2,249,229

Other operating income and expense items:
   Selling, general and
     administrative expenses                               1,441,780     1,345,187
   Research and development                                   98,087       361,391
                                                         -----------  ------------

   Operating profit                                        1,108,569       542,651
                                                         -----------  ------------



Other income (expense):
  Interest income                                            136,650       205,536
  Interest expense                                            (9,310)       (7,825)
                                                         -----------  ------------
                                                             127,340       197,711

                                                         -----------  ------------
Income before income taxes                                 1,235,909       740,362
Income taxes                                                 432,584       250,538
                                                         -----------  ------------


   Net income                                            $   803,325   $   489,824

Per share amounts:

   Basic income per common share                                 .43          0.30
   Diluted income per common share                               .42          0.28

   Basic average number of common
      and common equivalent shares outstanding             1,886,870     1,651,397

   Weighted average number of common
      and common equivalent shares outstanding             1,903,169     1,762,710
                                                         ===========  ============

See accompanying notes to the consolidated financial statements.



                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)

                                                                       2000            1999
                                                                       ----            ----
Cash provided by operations:
     Net income                                                    $    803,325    $    489,824

Reconciliation of net income to net cash
 provided by operations:
     Depreciation and amortization                                       64,524          60,595
     Issuance of shares to employees                                     32,640

Changes in operational assets and liabilities:
     Accounts receivable, net                                           392,478        (621,389)
     Inventories                                                       (316,321)       (215,416)
     Other assets, prepaid expenses and
             other receivables                                         (256,123)        143,958
     Accounts payable and other accrued liabilities                     364,831        (333,503)
     Contract contingencies                                                  --         233,155
     Deferred revenues                                                1,843,824       1,692,833
     Income taxes payable                                               433,746         250,538
                                                                   ------------    ------------

Net cash provided by operations                                       3,362,924       1,700,595
                                                                   ------------    ------------

Cash flow from investing activities:
     Securities purchased                                            (9,524,141)    (11,619,222)
     Securities sold                                                  5,764,459       8,919,512
     Capital expenditures                                               (51,104)        (25,731)
                                                                   ------------    ------------

Net cash used in investing activities                                (3,810,786)     (2,725,441)
                                                                   ------------    ------------

Cash flow from financing activities
    Conversion of stock options                                              --         380,438
                                                                   ------------    ------------

Net cash provided by financing activities                                    --         380,438
                                                                   ------------    ------------

Decrease in cash and cash equivalents                                  (447,862)       (644,408)

Cash and cash equivalents at beginning of year                        2,868,262       1,820,956
                                                                   ------------    ------------

Cash and cash equivalents at end of quarter                        $  2,420,400    $  1,176,548
                                                                   ============    ============

Supplemental disclosure of cash payments made for:

     Interest                                                      $      9,310    $      5,017
                                                                   ============    ============

 See accompanying notes to the consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Quipp International Sales Corporation. Quipp International Sales Corporation began business as a foreign sales corporation on March 1, 2000. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of March 31, 2000 and the results of their operations and cash flows for the three months ended March 31, 2000. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at March 31, 2000 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2000 and December 31, 1999 is as follows:

                                                      March 31, 2000                   December 31, 1999
                                                      --------------                   -----------------
Raw materials                                           $1,529,810                         $2,152,647
Work in process                                          1,316,041                            403,689
Finished goods                                              88,111                             61,305
                                                       -----------                         ----------
                                                        $2,933,962                         $2,617,641
                                                       ===========                         ==========


NOTE 3 - EARNINGS PER SHARE

Earnings per share (EPS) is based upon the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Basic EPS excludes all dilution, and is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if options, warrants, convertible securities or other contracts to issue common stock were exercised or converted into common stock.


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                            Three Months Ended
                                            March 31,
                                            2000              1999
                                            (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------
Net sales                                   100.0%            100.0%
Gross profit                                 35.3%             34.6%
Selling, general and administrative
expenses                                     19.2%             20.7%
Research and development                      1.3%              5.6%
Interest income                               1.8%              3.2%
Net income                                   10.7%              7.5%

Net sales for the three months ended March 31, 2000 were $7,496,058, an increase of $987,020 (15.2%) over net sales of $6,509,038 for the corresponding period in 1999. Our sales growth was primarily due to improved international sales and increased sales of original equipment manufacturer (OEM) equipment. The increase in international sales reflects our increased sales efforts, including the hiring of a sales representative and additional support staff in 1999. Additionally, we sell OEM equipment to compliment our product line and provide our customers with a single source for integrated post press material handling systems.

Gross profit for the three months ended March 31, 2000 was $2,648,436, an increase of $399,207 (17.7%) as compared to $2,249,229 for the corresponding period in 1999. The increased gross profit was primarily due to improved sales.

Selling, general and administrative expenses for the three months ended March 31, 2000 were $1,441,780, an increase of $96,593 (7.2%) as compared to
$1,345,187 for the corresponding period in 1999. The increase was due in part to higher selling costs resulting from increased sales. We also incurred increased selling, general and administrative costs from the additional sales and sales support staff hired to improve our sales efforts to international markets.

Research and development expenses for the three months ended March 31, 2000 were $98,087, a decrease of $263,304 (72.9%) as compared to $361,391 for the same period in 1999. The decrease is due to substantial completion of the development of our two new products, the palletizer and Quipp Gripp II(TM), to which we devoted most of our research and development expenditures in 1999. For the three months ended March 31, 2000, we have focused our efforts, with respect to these products, on custom design, production and installation. Costs related to these activities are charged to inventory or cost of goods sold as incurred.

Interest income for the three months ended March 31, 2000 was $136,650 as compared to $205,536 for the same period in 1999. The decrease in interest income resulted from lower cash and cash equivalents and securities available due to the payment of a $13,196,008 special cash dividend in May 1999.

General
Our Company's backlog as of March 31, 2000 was $13,820,221 compared to $12,949,320 at March 31, 1999. The backlog at March 31, 2000 included approximately $3,092,000 of OEM products as compared to $2,000,000 of OEM products in the March 31, 1999 backlog. OEM products generally have lower margins than the products manufactured by the Company. We expect to ship all backlog items within the next twelve months.

Liquidity
On March 31, 2000, cash and cash equivalents and securities available for sale totaled $16,651,138 as compared to $13,339,318 at December 31, 1999, an increase of $3,311,820 or 24.8%. This increase was primarily due to cash provided by operations. Working capital on March 31, 2000 was $15,369,548, an increase of $851,065 from $14,518,483 at December 31, 1999. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Recent Accounting Pronouncement
In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". This bulletin discusses the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. Companies whose fiscal year begin between December 16, 1999 and March 15, 2000 must adopt this bulletin no later than their second quarter beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements. Should we determine that a change in accounting policy is necessary, it will be made effective April 1, 2000 and would result in a cumulative adjustment to net income as of April 1, 2000. The adjustment would be recorded as deferred revenue and recognized as revenue in future periods. In addition, a change of policy on revenue recognition, if required, may impact the period in which we recognize revenue in the future. Prior financial results would not be restated.

Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q, including statements concerning shipment of backlog orders and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.


Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short term maturities of our investments, we believe we bear no significant risk arising from interest rate fluctuations. We are managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality where a secondary market exists. The counterparties are major financial institutions and government agencies. The nature of the Company's investments did not materially change from December 31, 1999 to March 31, 2000.

PART II - OTHER INFORMATION

Item 4   Exhibits and Reports on Form 8-K

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


                                          QUIPP, INC.

         Date:  May 8, 2000               By: /s/ Anthony P. Peri
                                          -----------------------
                                          Anthony P. Peri
                                          President and Chief Executive Officer


                                          By: /s/ Jeffrey S. Barocas
                                          --------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer and Treasurer