Form 10-Q
period 2000-06-30
QUIPP INC
filed 2000-08-10
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to
                               -----------    ------------


                         Commission file number 0-14870

                                   QUIPP, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-2306191
--------------------------------                      -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

                  4800 N.W. 157th Street, Miami, Florida 33014
                    (Address of principal executive offices)

Registrant's telephone number, including area code (305) 623-8700
                                                   ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       X                No
     -----------              -----------

The number of shares of the registrant's common stock, $.01 par value, outstanding at June 30, 2000 was 1,893,501.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          Page
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                           3
                    June 30, 2000 and December 31, 1999

                  Consolidated Statements of Income -                                     4
                    Three and six months ended June 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -                                 5
                    Six months ended June 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                              6

         Item 2 - Management's Discussion and Analysis of                                 7
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk               9

PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Shareholders               10

         Item 6 - Exhibits and Reports on Form 8-K                                       10

PART 1 - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                               June 30, 2000         December 31, 1999
                                                                               -------------         -----------------
ASSETS
Current assets:
Cash and cash equivalents                                                        $ 1,448,289             $ 2,868,262
Securities                                                                        16,270,662              10,471,056
Accounts receivable, net                                                           5,722,132               4,586,990
Inventories                                                                        3,838,055               2,617,641
Deferred tax asset-current                                                           888,719                 888,719
Prepaid expenses and other receivables                                               703,117                 539,488
                                                                                 -----------             -----------

Total current assets                                                              28,870,974              21,972,156

Other assets:
Property, plant and equipment, net                                                 2,005,895               2,014,148
Goodwill                                                                             359,031                 374,641
Other assets                                                                          70,701                  74,061
                                                                                 -----------             -----------

                                                                                 $31,306,601             $24,435,006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                              $   100,000             $   100,000
  Accounts payable                                                                 2,139,512               1,112,944
  Accrued salaries and wages                                                         645,342                 850,110
  Deferred revenues                                                                6,275,984               3,105,344
  Income taxes payable                                                               210,454                   7,482
  Contract contingencies                                                             819,595                 898,192
  Other accrued liabilities                                                        1,697,998               1,379,601
                                                                                 -----------             -----------


Total current liabilities                                                         11,888,885               7,453,673

Long-term debt                                                                       850,000                 850,000

Total liabilities                                                                 12,738,885               8,303,673
                                                                                 -----------             -----------

Shareholders' equity:
     Common stock - par value $.01 per share, 8,000,000
     shares authorized, 1,893,501 and 1,885,144 shares
     issued and outstanding, respectively in 2000 and 1999                            18,935                  18,851
  Additional paid-in capital                                                       9,111,127               8,958,547
  Retained earnings                                                                9,437,654               7,153,935
                                                                                 -----------             -----------

Total shareholders' equity                                                        18,567,716              16,131,333
                                                                                 -----------             -----------

Total liabilities and shareholders' equity                                       $31,306,601             $24,435,006
                                                                                 ===========             ===========



See accompanying notes to the consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                         For the three months ended                    For the six months ended
                                                      June 30, 2000       June 30, 1999          June 30, 2000         June 30, 1999
====================================================================================================================================
Net sales                                              $ 9,168,000       $ 8,930,581               $ 16,664,058        $ 15,439,619
Cost of sales                                            5,540,235         5,801,993                 10,387,857          10,061,802
                                                       -----------       -----------               ------------        ------------

Gross profit                                             3,627,765         3,128,588                  6,276,201           5,377,817

Other operating income and expense items:
   Selling , general and
     administrative expenses                             1,379,313         1,487,361                  2,821,093           2,832,548
   Research and development                                159,643           150,087                    257,730             511,478
                                                       -----------       -----------               ------------        ------------

Operating profit                                         2,088,809         1,491,140                  3,197,378           2,033,791

                                                       -----------       -----------               ------------        ------------
Other income (expense):
   Interest income                                         199,652           135,784                    336,302             341,320
   Interest expense                                        (10,932)           (9,350)                   (20,242)            (17,175)
                                                       -----------       -----------               ------------        ------------
                                                           188,720           126,434                    316,060             324,145

                                                       -----------       -----------               ------------        ------------
Income before income taxes                               2,277,529         1,617,574                  3,513,438           2,357,936
Income tax                                                 797,135           584,101                  1,229,719             834,639
                                                       -----------       -----------               ------------        ------------

Net income                                             $ 1,480,394       $ 1,033,473                $ 2,283,719          $1,523,298

-----------------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                              0.78              0.55                       1.21                0.87
   Diluted income per common share                            0.77              0.55                       1.19                0.83

  Basic average number of common                         1,889,725         1,885,144                  1,888,305           1,824,765
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding               1,930,455         1,887,149                  1,916,886           1,885,144
===================================================================================================================================

See accompanying notes to the consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                                        2000                      1999
                                                                                   ------------              ------------
Cash provided by operations:
   Net income                                                                      $  2,283,719              $  1,523,298

Reconciliation of net income to net cash
provided by operations:
   Depreciation and amortization                                                        131,386                   117,984
   Issuance of shares to employees                                                      152,664                    28,676
Changes in operational assets and liabilities:
   Accounts receivable, net                                                          (1,135,142)                 (138,468)
   Inventories                                                                       (1,220,414)                 (793,802)
   Other assets, prepaid expenses and
       other receivables                                                               (160,269)                  121,088
   Accounts payable and other accrued liabilities                                     1,140,197                   366,854
   Contract contingencies                                                               (78,597)                  233,155
   Deferred revenues                                                                  3,170,640                  (597,545)
   Income taxes payable                                                                 202,972                   149,139
                                                                                   ------------              ------------

Net cash provided by operations                                                       4,487,156                 1,010,379
                                                                                   ------------              ------------

Cash flow from investing activities:
   Securities purchased                                                             (16,163,199)              (17,609,022)
   Securities sold                                                                   10,363,593                26,752,199
   Capital expenditures                                                                (107,523)                 (122,276)
                                                                                   ------------              ------------

Net cash (used in) provided by investing activities                                  (5,907,129)                9,020,901
                                                                                   ------------              ------------

Cash flow from financing activities:
   Special dividend paid on common stock                                                     --               (13,196,008)
   Exercise of stock options                                                                 --                 2,805,500
                                                                                   ------------              ------------

Net cash used in financing activities                                                        --               (10,390,508)
                                                                                                             ------------

Decrease in cash and cash equivalents                                                (1,419,973)                 (359,228)

Cash and cash equivalents at the beginning of the year                                2,868,262                 1,820,956
                                                                                   ------------              ------------

Cash and cash equivalents at end of the quarter                                    $  1,448,289              $  1,461,728
                                                                                   ------------              ------------

Supplemental disclosure of cash payments made for:

   Interest                                                                        $     20,242              $     14,367
                                                                                   ------------              ------------

   Income Taxes                                                                    $  1,003,000              $    687,000
                                                                                   ------------              ------------


See accompanying notes to the consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. Quipp International Sales Corporation began business as a foreign sales corporation on March 1, 2000. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 2000 and the results of its operations and cash flows for the six months ended June 30, 2000. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at June 30, 2000 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2000 and December 31, 1999 is as follows:

                                     June 30, 2000          December 31, 1999
-----------------------------------------------------------------------------

Raw materials                          $2,350,572                 $2,152,647
Work in process                         1,302,089                    403,689
Finished goods                            185,394                     61,305
                               ----------------------------------------------
                                       $3,838,055                 $2,617,641


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                       Three Months Ended                     Six Months Ended
                                                            June 30,                              June 30,
                                                      2000              1999               2000              1999
                                                  (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Net sales                                             100.0%            100.0%             100.0%            100.0%
Gross profit                                           39.6%             35.0%              37.7%             34.8%
Selling, general and administrative
expenses                                               15.0%             16.7%              16.9%             18.3%
Research and development                                1.7%              1.7%               1.5%              3.3%
Interest income                                         2.2%              1.5%               2.0%              2.2%
Net income                                             16.1%             11.6%              13.7%              9.9%


Three Months ending June 30, 2000
---------------------------------

Net sales for the three months ended June 30, 2000 were $9,168,000, an increase of $237,419 (2.7%) over net sales of $8,930,581 for the corresponding period in 1999. Our sales growth was primarily due to improved Latin American sales and increased sales of integrated post press material handling systems which include original equipment manufacturer (OEM) equipment. Our Latin American sales increased from approximately $15,000 for the three months ended June 30, 1999 to approximately $1,230,000 for the three months ended June 30, 2000.

Gross profit for the three months ended June 30, 2000 was $3,627,765, an increase of $499,177 (16.0%) as compared to $3,128,588 for the corresponding period in 1999. The increase in gross profit as a percentage of sales was primarily due to improved gross profit on OEM equipment sales and an improved sales mix.

Selling, general and administrative expenses for the three months ended June 30, 2000 were $1,379,313, a decrease of $108,047 (7.3%) as compared to $1,487,361 for the corresponding period in 1999. Our marketing costs were lower due to reduced trade show and advertising expenses. In 1999 we increased spending on trade shows and advertising in trade journals in order to introduce two products under development, the automatic palletizer and Quipp-Gripp II (TM), our single gripper conveyor.

Research and development expenses for the three months ended June 30, 2000 were $159,643, an increase of $9,556 (6.4%) as compared to $150,087 for the same period in 1999. These costs were incurred primarily to develop additional features and optional equipment for our new automatic palletizer and Quipp-Gripp II product lines.

Interest income for the three months ended June 30, 2000 was $199,652 as compared to $135,784 for the same period in 1999. The increase in interest income resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale.

Six Months ending June 30, 2000
-------------------------------

Sales for the six months ended June 30, 2000 were $16,664,058, an increase of $1,224,439 (7.9%) over net sales of $15,439,619 in the same period in 1999. Our sales growth was primarily due to improved Latin American sales and increased sales of integrated post press material handling systems which include OEM equipment. Our Latin American sales increased from approximately $15,000 for the three months ended June 30, 1999 to approximately $1,452,000 for the three months ended June 30, 2000.

Gross profit for the six months ended June 30, 2000 was $6,276,201, an increase of $898,384 (16.7%) as compared to $5,377,817 for the corresponding period in 1999. The increase in gross profit as a percentage of sales are primarily due to improved gross profit on OEM equipment sales and an improved sales mix.

Selling, general and administrative expenses for the six months ended June 30, 2000 were $2,821,093, a decrease of $11,455 (.4%) as compared to $2,832,548 for the same period in 1999. The reduction was due in part to lower marketing costs partially offset by higher direct selling costs. The decreased marketing costs are attributable to reduced trade show and advertising expenses. In 1999 we increased spending on trade shows and advertising in trade journals in order to introduce two new products under development, the automatic palletizer and Quipp-Gripp II. Higher direct selling costs, such as travel and commission expense, resulted from improved sales and increased order backlog compared to the same period in 1999.

Research and development expenses for the six months ended June 30, 2000 were $257,730, a decrease of $253,748 (49.6%) as compared to $511,478 for the same period in 1999. The decrease in spending reflects a reduction in research and development efforts in the first quarter of 2000 due to the substantial completion of our two new products, the automatic palletizer and Quipp-Gripp II. However, research and development efforts increased in the second quarter of 2000 as we focused on developing additional features and optional equipment for these products.

Interest income for the six months ended June 30, 2000 was $336,302 as compared to $341,320 for the same period in 1999. The decrease in interest income was due to lower average balances, offset in part by higher interest rates on our securities available for sale compared to the same period in 1999.

General
The Company's backlog as of June 30, 2000 was $14,695,482 compared to $13,096,738 at June 30, 1999. The Company expects to ship all backlog items within the next eighteen months.

Liquidity
On June 30, 2000, cash and cash equivalents and securities available for sale totaled $17,718,951 as compared to $13,339,318 at December 31, 1999, an increase of $4,379,633 or 32.8%. This increase was primarily due to cash provided by operations. Working capital on June 30, 2000 was $16,982,089, an increase of $2,463,606 from $14,518,483 at December 31, 1999. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Recent Accounting Pronouncement
In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 discusses the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as supplemented by SAB 101B requires that companies whose fiscal year begin between December 16, 1999 and March 15, 2000 adopt this bulletin no later than their fourth quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements. If a change in accounting policy is necessary, it will be made effective October 1, 2000 and will most likely result in a cumulative adjustment to net income as of October 1, 2000. The adjustment will reflect the deferral of certain revenues and related costs that will be recognized in future periods. In addition, a change of policy on revenue recognition, if required, may impact the period in which we recognize revenue in the future. Prior financial results would not be restated.

Forward Looking Statements
The statements contained in this quarterly report on Form 10-Q, including statements concerning shipment of backlog orders, shipment of automatic palletizing systems and Quipp Gripp II and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.


Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality where a secondary market exists. The counterparties are major financial institutions and government agencies. The Company's investment portfolios did not materially change from December 31, 1999 to June 30, 2000.

PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Shareholders

On May 2, 2000, we held our Annual Meeting of Shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of two directors to serve until the 2003 Annual Meeting of Shareholders and a proposal to ratify the appointment of KPMG LLP as our independent public accountants for 2000.

The voting results were as follows:

1.       Election of Directors.

         Name of Nominee                      For                     Withheld
         ---------------                  -----------                 --------
         Ralph M. Branca                    1,551,786                   104,400
         Louis D. Kipp                      1,551,786                   104,400


2. Ratification of the appointment of KPMG LLP as our independent public accountants for 2000.

                      For          Against        Abstain      Broker Non-votes
                  -----------      -------        -------      ----------------
                  1,656,186           0              0                0



Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibit No.       Description of Exhibit
                  -----------       ----------------------
                    (27)            Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIPP, INC.

Date:  August 9, 2000                 By: /s/ Anthony P. Peri
                                      -------------------------------------
                                      Anthony P. Peri
                                      President and Chief Executive Officer


                                      By: /s/ Jeffrey S. Barocas
                                      -------------------------------------
                                      Jeffrey S. Barocas
                                      Chief Financial Officer and Treasurer