Form 10-Q
period 2000-09-30
QUIPP INC
filed 2000-11-01
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000.
                      -------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------   SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                                ------------      -------------


                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




               Florida                                      59-2306191
    ------------------------------                     ------------------
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

The number of shares of the registrant's common stock, $.01 par value, outstanding at September 30, 2000 was 1,895,751.

                                   QUIPP, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                                                  Page
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                                    3
                    September 30, 2000 and December 31, 1999

                  Consolidated Statements of Income -                                              4
                    Three and nine months ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows -                                          5
                    Nine months ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements                                       6

         Item 2 - Management's Discussion and Analysis of                                          7
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk                        9

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                                10

PART 1 - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                          September 30, 2000       December 31, 1999
--------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                                    $   150,243             $ 2,868,262
Securities                                                                    16,939,480              10,471,056
Accounts receivable, net                                                       4,906,859               4,586,990
Inventories                                                                    3,671,333               2,617,641
Deferred tax asset-current                                                       888,719                 888,719
Prepaid expenses and other receivables                                           660,694                 539,488
                                                                             -----------             -----------

Total current assets                                                          27,217,328              21,972,156

Other assets:
Property, plant and equipment, net                                             1,961,438               2,014,148
Goodwill                                                                         351,226                 374,641
Other assets                                                                      69,021                  74,061
                                                                             -----------             -----------

                                                                             $29,599,013             $24,435,006
                                                                             ===========             ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                          $   100,000             $   100,000
  Accounts payable and accrued expenses                                        4,206,447               3,342,655
  Deferred revenues                                                            3,860,043               3,105,344
  Income taxes payable                                                               319                   7,482
  Contract contingencies                                                         819,595                 898,192
                                                                             -----------             -----------

Total current liabilities                                                      8,986,404               7,453,673

Long-term debt                                                                   850,000                 850,000
                                                                             -----------             -----------
Total liabilities                                                              9,836,404               8,303,673

Shareholders' equity:
     Common stock - par value $.01 per share, 8,000,000
     shares authorized, 1,895,751 and 1,885,144 shares
     issued and outstanding, respectively in 2000 and 1999                        18,957                  18,851
  Additional paid-in capital                                                   9,147,854               8,958,547
  Retained earnings                                                           10,595,798               7,153,935
                                                                             -----------             -----------

Total shareholders' equity                                                    19,762,609              16,131,333
                                                                             -----------             -----------

Total liabilities and shareholders' equity                                   $29,599,013             $24,435,006
                                                                             ===========             ===========

See accompanying notes to the consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                          For the three months ended               For the nine months ended
                                                       September 30, 2000  September 30, 1999  September 30, 2000 September 30, 1999
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $  9,109,325        $  7,914,975        $ 25,773,383        $ 23,354,594
Cost of sales                                                 5,869,722           4,993,952          16,257,579          15,055,754
                                                           ------------------------------------------------------------------------

Gross profit                                                  3,239,603           2,921,023           9,515,804           8,298,840

Other operating income and expense items:
   Selling , general and
     administrative expenses                                  1,416,379           1,333,503           4,237,472           4,166,051
   Research and development                                     294,795             100,950             552,525             612,428
                                                           ------------------------------------------------------------------------
Operating profit                                              1,528,429           1,486,570           4,725,807           3,520,361


Other income (expense):
   Interest income                                              249,606             113,645             585,908             454,965
   Interest expense                                             (10,425)             (8,990)            (30,667)            (26,165)
                                                           ------------------------------------------------------------------------
                                                                239,181             104,655             555,241             428,800

Income before income taxes                                    1,767,610           1,591,225           5,281,048           3,949,161
Income tax                                                      609,466             502,380           1,839,185           1,337,018
                                                           ------------------------------------------------------------------------
Net income                                                 $  1,158,144        $  1,088,845        $  3,441,863        $  2,612,143
-----------------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                                   0.61                0.58                1.82                1.45
   Diluted income per common share                                 0.59                0.57                1.78                1.41

  Basic average number of common                              1,895,327           1,885,144           1,890,644           1,801,613
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding                    1,981,414           1,898,389           1,938,489           1,849,487
===================================================================================================================================


See accompanying notes to the consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                             2000            1999
-------------------------------------------------------------------------------------
Cash provided by operations:
   Net income                                            $  3,441,863    $  2,612,143

Reconciliation of net income to net cash
provided by operations:
   Depreciation and amortization                              200,959         168,982
   Provision for bad debt                                      50,000              --
   Issuance of shares to employees                            152,663          28,676
Changes in operational assets and liabilities:

   Accounts receivable, net                                  (369,869)     (1,596,172)
   Inventories                                             (1,053,692)       (547,030)
   Other assets, prepaid expenses and
       other receivables                                     (116,165)       (283,225)
   Accounts payable and other accrued liabilities             863,791        (245,935)
   Contract contingencies                                     (78,597)        233,248
   Deferred revenues                                          754,699        (254,942)
   Income taxes payable                                        (7,163)        111,518
                                                         ----------------------------

Net cash provided by operations                             3,838,489         227,263
                                                         ----------------------------

Cash flow from investing activities:

   Securities purchased                                   (19,622,266)    (17,609,022)
   Securities sold                                         13,153,842      26,597,826
   Capital expenditures                                      (124,834)       (240,487)
                                                         ----------------------------

Net cash (used in) provided by investing activities        (6,593,258)      8,748,317
                                                         ----------------------------

Cash flow from financing activities:

   Special dividend paid on common stock                           --     (13,196,008)
   Exercise of stock options                                   36,750       2,805,501
                                                         ----------------------------

Net cash  provided by (used in) financing activities           36,750     (10,390,507)
                                                         ----------------------------

Decrease in cash and cash equivalents                      (2,718,019)     (1,414,927)

Cash and cash equivalents at the beginning of the year      2,868,262       1,820,956
-------------------------------------------------------------------------------------

Cash and cash equivalents at end of the quarter          $    150,243    $    406,029
=====================================================================================

Supplemental disclosure of cash payments made for:


   Interest                                              $     30,667    $     23,357
                                                         ----------------------------

   Income Taxes                                          $  1,851,500    $  1,225,000
=====================================================================================


See accompanying notes to the consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. Quipp International Sales Corporation began business as a foreign sales corporation on March 1, 2000. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 1999 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 2000 and the results of its operations and cash flows for the nine months ended September 30, 2000. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 1999 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at September 30, 2000 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2000 and December 31, 1999 is as follows:

                                   September 30, 2000       December 31, 1999
------------------------------------------------------------------------------

Raw materials                              $1,739,335              $2,152,647
Work in process                             1,821,506                 403,689
Finished goods                                110,492                  61,305
                                  --------------------------------------------
                                           $3,671,333              $2,617,641


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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                     Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                  2000              1999               2000              1999
                                              (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Net sales                                         100.0%            100.0%             100.0%            100.0%
Gross profit                                       35.6%             36.9%              36.9%             35.5%
Selling, general and administrative
expenses                                           15.5%             16.8%              16.4%             17.8%
Research and development                            3.2%              1.3%               2.1%              2.6%
Interest income                                     2.7%              1.4%               2.3%              1.9%
Net income                                         12.7%             13.8%              13.4%             11.2%

Three Months ending September 30, 2000
--------------------------------------

Net sales for the three months ended September 30, 2000 were $9,109,325, an increase of $1,194,350 (15.1%) over net sales of $7,914,975 for the corresponding period in 1999. Our sales growth was primarily due to increased domestic sales.

Gross profit for the three months ended September 30, 2000 was $3,239,603, an increase of $318,580 (10.9%) as compared to $2,921,023 for the corresponding period in 1999. The decrease in gross profit as a percentage of sales was primarily due to sales mix.

Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,416,379, an increase of $82,876 (6.2%) as compared to $1,333,503 for the corresponding period in 1999. The increase is attributable to higher direct selling costs partially offset by reduced trade show and advertising expenses. Higher direct selling costs, such as travel and commission expense, resulted from improved sales compared to the same period in 1999. In 1999, we increased spending on trade shows and advertising in trade journals in order to promote two new products.

Research and development expenses for the three months ended September 30, 2000 were $294,795, an increase of $193,845 (192.0%) as compared to $100,950 for the same period in 1999. These costs were incurred in connection with the development of our new Quipp-Gripp II(TM) gripper conveyor system.

Interest income for the three months ended September 30, 2000 was $249,606 as compared to $113,645 for the same period in 1999. The increase in interest income resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale compared to the same period in 1999.

Nine Months ending September 30, 2000
-------------------------------------

Sales for the nine months ended September 30, 2000 were $25,773,383, an increase of $2,418,789 (10.4%) over net sales of $23,354,594 for the same period in 1999. Our sales growth was primarily due to improved Latin American sales and increased sales of original equipment manufacturer (OEM) equipment. Our Latin American sales increased from approximately $345,000 for the nine months ended September 30, 1999 to approximately $1,510,000 for the nine months ended September 30, 2000. We sell OEM equipment to compliment our product line and provide our customers a single source for integrated post press material handling systems.

Gross profit for the nine months ended September 30, 2000 was $9,515,804, an increase of $1,216,964 (14.7%) as compared to $8,298,840 for the corresponding period in 1999. The increase in gross profit as a percentage of sales is primarily due to improved gross profit on OEM equipment sales and changes in sales mix to product lines that generate greater gross profits.

Selling, general and administrative expenses for the nine months ended September 30, 2000 were $4,237,472, an increase of $71,421 (1.7%) as compared to
$4,166,051 for the same period in 1999. The increase is attributable to higher direct selling costs partially offset by reduced trade show and advertising expenses. Higher direct selling costs, such as travel and commission expense, resulted from improved sales and increased order backlog compared to the same period in 1999. In 1999 we increased spending on trade shows and advertising in trade journals in order to promote two new products.

Research and development expenses for the nine months ended September 30, 2000 were $552,525, a decrease of $59,903 (9.8%) as compared to $612,428 for the same period in 1999. The reduced spending is due to the substantial completion of our automatic palletizer partially offset by additional costs incurred in the development of our new Quipp-Gripp II gripper conveyor system.

Interest income for the nine months ended September 30, 2000 was $585,908 as compared to $454,965 for the same period in 1999. The increase in interest income resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale compared to the same period in 1999.

General

The Company's backlog as of September 30, 2000 was $12,115,586 compared to $10,119,131 at September 30, 1999. The Company expects to ship all backlog items within the next twelve months.

Liquidity

On September 30, 2000, cash and cash equivalents and securities available for sale totaled $17,089,723 as compared to $13,339,318 at December 31, 1999, an increase of $3,750,405 or 28.1%. This increase was primarily due to cash provided by operations. Working capital on September 30, 2000 was $18,230,925, an increase of $3,712,442 from $14,518,483 at December 31, 1999. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission (SEC) issued SEC Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements". SAB 101 discusses the SEC Staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 as supplemented by SAB 101B requires that companies whose fiscal year begins between December 16, 1999 and March 15, 2000 adopt this bulletin no later than their fourth quarter of fiscal years beginning after December 15, 1999. We are currently evaluating the impact of SAB 101 on our financial statements. If a change in accounting policy is necessary, it will be made effective October 1, 2000 and would most likely result in a cumulative adjustment to net income as of October 1, 2000. The adjustment would be recorded as deferred revenue and recognized as revenue in future periods. In addition, a change of policy on revenue recognition, if required, may affect the results for the periods in which we recognize revenue in the future. Prior financial results would not be restated.

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133, as amended, is effective for all quarters beginning after June 15, 2000. The Company does not expect SFAS No. 133 to have a material affect on its consolidated financial position or its consolidated statements of income.

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

Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices for items such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, our exposure to interest rate fluctuations relates primarily to our investment portfolio. Due to the short term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality and where a secondary market exists. The counterparties are major financial institutions and government agencies. The Company's investment portfolios did not materially change from December 31, 1999 to September 30, 2000.

PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibit No.       Description of Exhibit
                  ----------        ----------------------
                    (27)            Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       QUIPP, INC.

    Date:  November 1, 2000            By: /s/ Anthony P. Peri
                                          -------------------------------------
                                          Anthony P. Peri
                                          President and Chief Executive Officer

                                       By: /s/ Jeffrey S. Barocas
                                          -------------------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer and Treasurer