Form 10-K
period 2000-12-31
QUIPP INC
filed 2001-03-27
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

     X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  --------   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------
                                       or

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  --------  THE SECURITIES ACT OF 1934


For the transition period from                           to
                               ------------------------    ---------------------

                         Commission file number 0-14870

                                  Quipp, Inc.
             (Exact name of registrant as specified in its charter)

            Florida                                       59-2306191
-------------------------------------                  ----------------
  State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)

 4800 NW 157th Street, Miami, Florida                        33014
 -------------------------------------                       ------
Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K).
             ------

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 16, 2001 was approximately $43,828,775*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 16, 2001 was 1,895,751.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 2001 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------
                                    Part III




*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

                                     PART I



ITEM I - BUSINESS
-----------------

Through our wholly owned subsidiary, Quipp Systems, Inc., we design, manufacture, install, service and market post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, transferred to the shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and computerized control systems facilitate the automated movement of newspapers from the printing press to the delivery trucks.

Our product line includes the following:

Newspaper Stacker - The Series 400 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Quipp Sport Stacker, marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 60,000 copies per hour.

Bottomwrapper - The Quipp Viper, our bottomwrapper, applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

Automatic Cart Loading System - This system loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader, loaded in a truck and is ready for delivery to the distribution site.

Newspaper Gripper and Conveyor Systems - Our gripper and conveyor systems, which include the newly developed Quipp-Gripp II (TM), as well as the Quipp Twin-Trak and the Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp II uses a series of grippers mounted on an articulating chain to pick up and transport newspapers and other printed products. Each Quipp-Gripp II gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

Automatic Palletizer System -The palletizer system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

Other Products - We manufacture other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors and other equipment.

Original Equipment Manufacturers (OEM) Equipment - We sell OEM products to compliment our product line and provide our customers a single source for integrated post-press material handling systems.

Our manufacturing activities consist primarily of the assembly of purchased components, the fabrication of mechanical parts and the testing of completed products. We use approximately 350 vendors to supply parts, materials and components for our various products. We believe that alternative sources of supply are available for all required components. If necessary, certain parts could be manufactured in our in-house machine shop, which is used primarily for custom engineering and development of prototype equipment.

We market, install and service our products both domestically and internationally. All of the products have a minimum one-year warranty, and we have a staff of technicians that provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2000 and 1999, spare parts sales accounted for approximately 7% of our net sales revenue.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 13%, 6% and 12% of total sales in 2000, 1999, and 1998, respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA
                                                                    2000              1999             1998
         -----------------------------------------------------------------------------------------------------

         United States                                           $30,905,022      $29,835,263      $23,969,296
         Far East                                                    785,934          441,194          413,883
         Canada                                                    1,360,731          354,246          408,728
         Latin America                                             2,125,993          849,239        1,827,103
         Other                                                       174,067          151,889          502,386
                                                            --------------------------------------------------

                                                                 $35,351,747      $31,631,831      $27,121,396
        ======================================================================================================


As of December 31, 2000, our backlog of orders was approximately $11,457,000, as compared to $10,150,000 on December 31, 1999. While our 2000 year-end backlog exceeded the level of the previous year-end, we are currently experiencing a decrease in incoming orders. This decrease could adversely affect our financial results for 2001. We expect to ship all orders included in our backlog within the next 15 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the years ended December 31, 2000, 1999 and 1998, no single newspaper accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12% of our net sales in 2000. Newspapers owned by Gannett Co, Inc. accounted for 32% of our sales in 1998. Since our equipment is designed to have an extended life, our largest individual newspaper customers in a given year are usually different from the largest customers in any other year.

OEM sales accounted for approximately 12.6%, 9.6% and 3.0% of our total sales in 2000, 1999, and 1998, respectively.

COMPETITION
The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined. Moreover, in recent years, there has been consolidation among manufacturers of newspaper material handling equipment. These developments have increased competition in the industry, and some of our competitors have much greater financial resources than ours. Nevertheless, we believe we have been able to compete successfully in this environment by emphasizing our customer service, engineering expertise and the quality and reliability of our products.

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

MARKETING
We have 18 employees on our sales support and direct sales staff. In North America, we sell our products through five direct sales representatives. In Latin America, we have one sales representative that works closely with international dealers to sell our products. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale.

PATENTS AND TRADEMARKS
We hold 30 U.S. patents, which expire during the period from 2001 to 2017. We have three patents pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" and "Quipp Gripp" are registered trademarks of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $669,855, $742,865 and $760,256 in 2000, 1999 and 1998 respectively. The majority of Quipp's 2000 research and development costs represented expenditures for development of the automatic palletizer system and Quipp-Gripp II.

EMPLOYEES
As of December 31, 2000, we had 146 full-time employees. None of our employees are represented by a union and we consider our employee relations to be good.

RECENT DEVELOPMENTS
In August 2000, the Company's Board of Directors formed a Special Committee to evaluate strategic alternatives for Quipp, including a possible sale of the company. The Committee retained Lazard Freres & Co. LLC to act as its exclusive investment banker. The Committee's evaluation is continuing.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:


          Name            Business Experience During the Past Five Years    Age
          ----            ----------------------------------------------    ---

Anthony P. Peri           Mr. Peri has been President and Chief Executive   58
                          Officer of Quipp, Inc. and Quipp Systems,
                          Inc., and a director of both companies since
                          April 1998. From May 1997 to March 1998, he was President and Chief Operating Officer of
                          Ctext, Inc. From August 1986 to May 1997, Mr.
                          Peri served in various capacities at Harris
                          Publishing Systems Corporation, the most recent of which was Vice President and General
                          Manager.

Christer A. Sjogren       Mr. Sjogren, Executive Vice President of Quipp    58
 Systems, Inc.            since 1994, has served Quipp or Quipp Systems
                          in various capacities since 1983. He is
                          responsible for our research, development and engineering functions. Mr. Sjogren has been a director of Quipp Systems, Inc. since May
                          1998.

Jeffrey S. Barocas        Mr. Barocas has been Chief Financial Officer of   53
                          Quipp, Inc. since July 1996 and a director of Quipp Systems, Inc. since May 1998. From 1990 until July 1996, Mr. Barocas was Chief
                          Financial Officer of a US subsidiary of London
                          International Group.



ITEM 2 - PROPERTIES
-------------------

We operate our business from one facility, located in Miami, Florida. We own the property, and our facility contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for manufacturing operations, and 14,870 square feet are used for administrative functions. We own all of the equipment used in our manufacturing operations. In the opinion of management, our properties are adequate and suitable for current operations.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                 PART II

ITEM 5 - MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
MATTERS
--------

Our Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP". The following table sets forth the high and low sales prices of our Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2000 and 1999:

         ----------------------------------------------------------------------------------------------------
                                                           2000                              1999
                                                    High            Low               High             Low
         ----------------------------------------------------------------------------------------------------
         First Quarter                             $16.00          $14.50            $24.00           $16.25
         Second Quarter                             19.63           15.06             21.75            12.50
         Third Quarter                              26.00           18.63             16.13            12.93
         Fourth Quarter                             26.06           22.25             16.50            14.50
         ----------------------------------------------------------------------------------------------------

We paid a special dividend of $7.00 per share to our shareholders on May 10, 1999.

As of February 16, 2001, we had approximately 300 record holders of the Common Stock.

ITEM 6 - SELECTED FINANCIAL DATA AND QUARTERLY SUMMARY
------------------------------------------------------
The selected financial data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K. The following selected financial data for each of the years in the five-year period ended December 31, 2000 has been derived from our audited balance sheets and related statements of income.

                             Selected Financial Data
                      (In thousands, except per share data)

--------------------------------------------------------------------------------------------------------------------------------
Year Ended                                                 2000           1999          1998           1997           1996
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Information:
Net sales                                                    $35,352        $31,632       $27,121         $27,018       $21,568
  Gross profit                                                13,219         11,483        10,166           9,769         7,864
  Selling, general and administrative expenses                 5,623          5,693         4,925           4,690         4,205
  Research and development                                       670            743           760             583           580
  Operating profit                                             6,926          5,047         4,481           4,517         3,224
  Other income (expense), net                                    793            531           601             415           284
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                   5,013          3,673         3,348           3,081         2,220
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net income per share (basic)                                  2.65           2.02          2.05            1.95          1.42
  Net income per share (diluted)                                2.57           1.97          1.96            1.89          1.42
  Book value per share                                         11.28           8.55         13.67           11.58          9.63
  Market price per share (unaudited) - high                    26.06          24.00         20.38           17.50         13.50
                                     - low                     14.50          12.50         14.50            8.25          8.38

--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information
  Current assets                                             $28,970        $21,972       $28,954         $22,882       $19,496
  Total assets                                                31,477         24,435        31,278          25,303        22,074
  Current liabilities                                          9,381          7,454         7,834           5,693         5,842
  Long-term liabilities                                          750            850           950           1,050         1,150
  Shareholders' equity                                        21,345         16,131        22,494          18,560        15,082
Weighted average number of equivalent
shares outstanding                                         1,948,956      1,862,116     1,707,366       1,630,213     1,565,765


--------------------------------------------------------------------------------------------------------------------------------

We paid a special dividend of $7.00 per share totaling $13,196,008 to shareholders on May 10, 1999; the reduction in shareholders' equity in 1999 reflects this dividend.

                          Quarterly Summary (unaudited)
                    (In thousands, except per share amounts)

----------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                   March 31,           June 30,         September 30,         December 31,
----------------------------------------------------------------------------------------------------------------------------
2000
-----
Net Sales                                    $     7,496         $     9,168         $     9,109           $      9,579
Operating Profit                                   1,109               2,089               1,528                  2,200
Net Income                                           803               1,480               1,158                  1,572
Basic income per common share                $      0.43         $      0.78         $      0.61           $       0.83
Diluted income per common share              $      0.42         $      0.77         $      0.59           $       0.79

1999
----
Net Sales                                    $     6,509         $     8,931         $     7,915           $      8,277
Operating Profit                                     543               1,491               1,487                  1,526
Net Income                                           490               1,033               1,088                  1,062
Basic income per common share                $      0.30         $      0.55         $      0.58           $       0.59
Diluted income per common share              $      0.28         $      0.55         $      0.57           $       0.57

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Results of Operations
(Note: All dollar amounts are in thousands)
2000 vs. 1999
                                                 2000               1999
--------------------------------------------------------------------------------
Net Sales                                    $   35,352            $ 31,632
--------------------------------------------------------------------------------
Increase (decrease)        $                      3,720
                           %                         12

Our sales growth was primarily due to improved international sales. The increase in international sales reflects our increased sales efforts, including the hiring of a sales representative and additional sales support staff in 1999. Sales for our core product lines, stackers and bottomwrappers, remain strong. The 2000 sales growth also included increased sales of original equipment manufacturers (OEM) equipment as well as increased installation and service fees. We sell OEM products to offer our customers a single source solution for integrated post-press material handling systems.


                                                 2000               1999
--------------------------------------------------------------------------------
Gross Profit                                  $ 13,219            $ 11,483
--------------------------------------------------------------------------------
Increase (decrease)        $                     1,736
                           %                        15
Percentage of Net Sales                             37%                 36%

The increase in gross profit as a percentage of net sales is due in part to improved gross profit on OEM equipment sales. Additionally, our gross profit percentage improved due to lower fixed overhead costs as a percentage of net sales. Our fixed overhead costs remained stable in 2000 compared to 1999 while sales increased by 12%.


                                                 2000               1999
--------------------------------------------------------------------------------
Selling, General and Administrative Expense    $  5,623            $ 5,693
--------------------------------------------------------------------------------
Increase (decrease)        $                        (70)
                           %                         (1)
Percentage of Net Sales                              16%                18%

The decrease in selling, general and administrative expenses is primarily attributable to lower marketing expenses offset in part by higher direct sales costs and professional fees. The decreased marketing expenses reflect reduced spending on trade show and advertising. In 1999, we incurred higher trade show and advertising costs related to the introduction and promotion of two new product lines. Direct selling costs, such as travel and commission expense, increased in 2000 principally due to our increased international sales efforts. Professional fees increased in 2000 primarily due to costs associated with evaluating strategic alternatives to maximize shareholder value with Lazard Freres & Co.


                                                 2000               1999
--------------------------------------------------------------------------------
Research and Development                       $    670            $      743
--------------------------------------------------------------------------------
Increase (decrease)        $                        (73)
                           %                        (10)
Percentage of Net Sales                               2%                    2%

Research and development decreased primarily due to the substantial completion of our automatic palletizer product line offset in part by additional costs incurred in the development of our Quipp-Gripp II gripper conveyor system.

                                                 2000               1999
--------------------------------------------------------------------------------
Other Income and Expense (Net)                 $    793            $      531
--------------------------------------------------------------------------------
              Increase (decrease)   $               262
                                    %                49
Percentage of Net Sales                               2%                    2%

The increase in other income and expense (net) is primarily due to the increase in interest income. This increase resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale.

Results of Operations
(Note: All dollar amounts are in thousands)
1999 vs. 1998

                                                  1999              1998
--------------------------------------------------------------------------------
Net Sales                                     $   31,632          $ 27,121
--------------------------------------------------------------------------------
Increase (decrease)        $                       4,511
                           %                          17

Our sales growth was primarily in the domestic market. Sales for our core product lines, stackers and bottomwrappers, continue to be strong. The 1999 sales growth included increased sales of original OEM equipment.

                                                 1999               1998
--------------------------------------------------------------------------------
Gross Profit                                   $ 11,483          $ 10,166
--------------------------------------------------------------------------------
Increase (decrease)        $                      1,317
                           %                         13
Percentage of Net Sales                              36%               37%

The decrease in gross profit as a percentage of net sales is primarily due to the sale of a higher percentage of OEM equipment, which generally has lower margins than products we manufacture.

                                                 1999               1998
--------------------------------------------------------------------------------
Selling, General and Administrative Expense    $  5,693          $ 4,925
--------------------------------------------------------------------------------
Increase (decrease)        $                        768
                           %                         16
Percentage of Net Sales                              18%              18%

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

                                                 1999               1998
--------------------------------------------------------------------------------
Research and Development                       $    743          $   760
--------------------------------------------------------------------------------
Increase (decrease)        $                        (17)
                           %                         (2)
Percentage of Net Sales                               2%               3%

Research and development costs in 1999 and 1998 were incurred primarily to develop two new products, the automatic palletizer system and the Quipp Gripp II.


                                                 1999               1998
--------------------------------------------------------------------------------
Other Income and Expense (Net)                 $    531          $   601
--------------------------------------------------------------------------------
Increase (decrease)        $                        (70)
                           %                        (12)
Percentage of Net Sales                               2%               2%

The decrease in other income and expense (net) was due to the decrease in interest income. This decrease reflected lower cash and cash equivalents and securities available for sale due to the payment of a $13,196,008 special dividend in May 1999.

General
The majority of our sales are made on a contract basis. Typically, we receive a deposit upon the execution of the sales contract. Prior to shipment, we receive additional installment payments. We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, and the receipt and nature of new orders. Our backlog, as of December 31, 2000 and December 31, 1999, was $11,457,000 and $10,150,000 respectively. While our 2000 year-end backlog exceeded the level of the previous year-end, we are currently experiencing a decrease in incoming orders. This decrease could adversely affect our financial results for year-end 2001. We expect to ship all orders included in our December 31, 2000 backlog within the next 15 months.

Liquidity and Capital Resources
On December 31, 2000, cash, cash equivalents and securities available for sale totaled $16,988,495, as compared to $13,339,318 at December 31, 1999, an increase of $3,649,177. The increase was due primarily to cash provided by operations, offset in part by $374,560 in capital expenditures. Working capital at December 31, 2000 was $19,588,283, an increase of $5,069,800 from $14,518,483 at December 31, 1999. The increase in working capital was due primarily to increases in cash, cash equivalents and securities available for sale, accounts receivable and inventories offset in part by an increase in accounts payable. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Market Risk
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality and which are traded in a secondary market. The counterparties are major financial institutions and government agencies.

Inflation
The rate of inflation has not had a material impact on operations.


Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, including statements concerning the effect of the decrease in incoming orders, shipment of backlog orders and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, reductions in sales or increases in sales, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.



ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

Independent Auditors' Report

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2000 and 1999

         Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2000

         Consolidated Statements of Shareholders' Equity for each of the years in the three-year period ended December 31,2000

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000

         Notes to Consolidated Financial Statements.

Independent Auditors' Report

The Board of Directors
Quipp, Inc.:
         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Ft. Lauderdale, Florida
February 16, 2001

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                                          2000               1999
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 1,086,101       $ 2,868,262
    Securities available for sale                                                       15,902,394        10,471,056
    Accounts receivable, net                                                             6,818,124         5,000,653
    Inventories                                                                          3,772,806         2,617,641
    Deferred tax assets-current                                                            804,649           888,719
    Prepaid expenses and other receivables                                                 585,442           539,488
                                                                                       -----------------------------

Total current assets                                                                    28,969,516        22,385,819

Property, plant and equipment, net                                                       2,096,228         2,014,148
Goodwill                                                                                   343,421           374,641
Other assets                                                                                67,340            74,061
                                                                                       -----------------------------

Total Assets                                                                           $31,476,505       $24,848,669
                                                                                       =============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                     $ 100,000         $ 100,000
   Accounts payable                                                                      1,773,107         1,112,946
   Accrued salaries and wages                                                            1,235,524           944,445
   Deferred revenues                                                                     3,900,545         3,519,007
   Income taxes payable                                                                    241,808             7,482
   Contract contingencies                                                                  390,273           898,192
   Other accrued liabilities                                                             1,739,976         1,285,264
                                                                                       -----------------------------

Total current liabilities                                                                9,381,233         7,867,336

                                                                                       -----------------------------
Long-term debt                                                                             750,000           850,000
                                                                                       -----------------------------

Total liabilities                                                                       10,131,233         8,717,336

Contingencies (Note 12)

Shareholders' Equity:
   Common stock - par value $.01 per share, authorized 8,000,000
      shares, issued 1,898,251 shares in 2000 and 1,855,144                                 18,982            18,851
      shares in 1999
   Additional paid-in capital                                                            9,197,806         8,958,547
   Treasury Stock, at cost (2,500 shares in 2000)                                          (38,125)               --
   Retained earnings                                                                    12,166,609         7,153,935
                                                                                       -----------------------------

Total shareholders' equity                                                              21,345,272        16,131,333
                                                                                       -----------------------------

Total Liabilities and Shareholders' Equity                                             $31,476,505       $24,848,669
                                                                                       =============================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                        2000              1999             1998
         ---------------------------------------------------------------------------------------------------------
Net sales                                                           $35,351,747       $31,631,832      $27,121,396
Cost of sales                                                       (22,132,564)      (20,148,851)     (16,955,430)
                                                              ----------------------------------------------------

Gross profit                                                         13,219,183        11,482,981       10,165,966
                                                              ----------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses                      (5,623,178)       (5,693,523)      (4,924,902)
   Research and development                                            (669,855)         (742,865)        (760,256)
                                                              ----------------------------------------------------

Operating profit                                                      6,926,150         5,046,593        4,480,808

------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                                      800,516           566,489          646,947
   Interest expense                                                     (40,957)          (35,745)         (45,473)
   Other income                                                          33,417                --               --
                                                              ----------------------------------------------------
                                                                        792,976           530,744          601,474

------------------------------------------------------------------------------------------------------------------

Income before income taxes                                            7,719,126         5,577,337        5,082,282

Income taxes                                                         (2,706,452)       (1,904,648)      (1,734,637)
                                                              ----------------------------------------------------

Net income                                                           $5,012,674        $3,672,689       $3,347,645

------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                                          $2.65             $2.02            $2.05
   Diluted income per common share                                        $2.57             $1.97            $1.96
                                                              ====================================================


Weighted average number of common and
   common equivalent shares outstanding                               1,948,956         1,862,116        1,707,366
===================================================================================================================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                     Additional                                            Total
                                                 Common Stock          Paid-In        Retained       Treasury Stock    Shareholders'
                                              Shares       Amount      Capital        Earnings     Shares     Amount       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balances on
January 1, 1998                              1,636,444     $16,365    $5,359,845     $13,329,609    33,950   (145,975)  $18,559,844
Net Income                                                                             3,347,645                          3,347,645
Exercise of stock options
        (includes tax benefit of $81,583)        8,550          85       440,736                   (33,950)   145,975       586,796
-----------------------------------------------------------------------------------------------------------------------------------

Balances on
December 31, 1998                            1,644,994      16,450     5,800,581      16,677,254        --         --    22,494,285
Net Income                                                                             3,672,689                          3,672,689
Issuance of shares to employees                  1,400          14        28,662                                             28,676
Special dividend                                                                     (13,196,008)                       (13,196,008)
Exercise of stock options
       (includes tax benefit of $326,191)      238,750       2,387     3,129,304                                          3,131,691
----------------------------------------------------------------------------------------------------------------------------------
Balances on
December 31, 1999                            1,885,144      18,851     8,958,547       7,153,935        --         --    16,131,333
Net Income                                                                             5,012,674                          5,012,674
Issuance of shares to employees                  8,357          83       152,580                                            152,663
Purchase Treasury Stock                                                                              2,500    (38,125)      (38,125)
Exercise of stock options
        (includes tax benefit of $11,851)        4,750          48        86,679                                             86,727
-----------------------------------------------------------------------------------------------------------------------------------

Balances on
December 31, 2000                            1,898,251     $18,982    $9,197,806     $12,166,609     2,500    (38,125)  $21,345,272
                                         ===========================================================================================

See accompanying notes to the consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2000, 1999 AND 1998

                                                                         2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Cash provided by operations:
    Net Income                                                      $  5,012,674       $3,672,689        $3,347,645
                                                                 ----------------------------------------------------

Reconciliation of net income to net cash
provided by (used in) operations:
    Deferred income taxes                                                 84,070          (73,820)           401,654
    Depreciation and amortization                                        270,732          235,318            337,237
    Issuance of shares to employees                                      152,663           28,676                 --
    Write-off of fixed assets                                             52,970               --                 --
    Other non-cash items - bad debt expense                               63,576           88,635                 --

Changes in operational assets and liabilities:
    Accounts receivable, net                                          (1,881,047)        (287,240)            (6,850)
    Inventories                                                       (1,155,165)         372,309            540,659
    Other assets, prepaid expenses, other receivables                    (39,233)         (53,006)          (417,920)
    Accounts payables and other accrued liabilities                    1,405,952         (187,731)          (212,339)
    Contract contingencies                                              (507,919)         301,795            272,906
    Deferred revenues                                                    381,538         (333,970)         2,096,352
    Income taxes payable                                                 246,177          165,969             65,243
                                                                 ----------------------------------------------------
Net cash provided by operations                                        4,086,988        3,929,624          6,424,587
                                                                 ----------------------------------------------------

Cash flows from investing activities:
    Securities purchased                                             (22,165,717)     (25,184,169)       (46,948,510)
    Securities sold                                                   16,734,377       33,173,444         41,334,062
    Capital expenditures                                                (374,560)        (381,085)          (216,969)
                                                                 ----------------------------------------------------
Net cash (used in) provided by investing activities                   (5,805,900)       7,608,190         (5,831,417)
                                                                 ----------------------------------------------------

Cash flows from financing activities:

    Repayment of debt                                                   (100,000)        (100,000)          (100,000)
    Exercise of stock options                                             74,876        2,805,500            505,213
    Purchase treasury stock                                              (38,125)              --                 --
    Special dividend                                                          --      (13,196,008)                --
                                                                 ----------------------------------------------------
Net cash (used in) provided by financing activities                      (63,249)     (10,490,508)           405,213
                                                                 ----------------------------------------------------

(Decrease) increase in cash and cash equivalents                      (1,782,161)       1,047,306            998,383

Cash and cash equivalents at beginning of year                         2,868,262        1,820,956            822,573
---------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                            $  1,086,101      $ 2,868,262        $ 1,820,956
=====================================================================================================================

Supplemental disclosure of noncash Information:
    Tax benefit for exercised stock options                         $     11,851      $   326,191        $    81,583
Supplemental disclosure of cash payments:
    Interest                                                        $     40,957      $    35,745        $    45,473
    Income taxes                                                    $  2,276,205      $ 1,812,500        $ 1,587,566
=====================================================================================================================

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

Nature of business - The Company designs, manufactures, installs, services and markets post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, conveyed to the shipping docks and loaded into carts or stored on pallets for further distribution.

Inventories - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

Accounts Receivable/Deferred Revenue - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Revenue is recognized upon shipment of the equipment. Installation revenue is recognized upon completion of installation at the customer's site. Accounts receivable is presented net of an allowance for doubtful accounts of $370,000 for 2000 and $306,424 for 1999.

Goodwill - The excess of cost over the fair value of net assets of a purchased business is recorded as goodwill and amortized using the straight-line method over 17 years. The Company reviews the carrying value of goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be reevaluated if estimated future operating cash flows are not achieved.

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

Income taxes - Income taxes are accounted for using the asset and liability method under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are identified based on temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

Cash and cash equivalents - Cash and cash equivalents include all the Company's operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

Income per share - Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods.

Warranty reserve - Warranty reserves are calculated based on the Company's previous experience with customers' claims arising from the sale of merchandise. The reserve is computed at 1 1/2% of contract revenue. Additions to this reserve are charged to selling expense. Warranty reserve is included in other accrued liabilities.

Securities available for sale - Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders' equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in net income. Fair value of the securities is determined based upon market prices or discounted cash flow. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long-term securities and believes there is no significant risk arising from interest rate fluctuations. The Company actively manages its investment portfolios to increase return on investments, but, in order to ensure liquidity, will only invest in instruments with credit quality and which are traded in a secondary market.

Deferred bond-financing cost - Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 6) and are included in other assets. These costs are amortized using a method that approximates the effective yield over the term of the bonds.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, provision for contract contingencies on completed contracts and inventory reserves. Actual results could differ from those estimates.

Contract contingencies - Contract contingencies are estimates of additional expenses that may be incurred by the Company after a system is installed and revenue has been recognized. These costs occur when additional efforts are required to assure compliance with the customers' specifications. The estimated cost to comply with the customers' specifications is based on the Company's past experience.

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in 2000 and 1999.

Stock-Based compensation -The Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option grants. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation, " established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has provided the disclosures required by SFAS No. 123. (see note 7)

Comprehensive income - In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has had no significant impact on the Company's financial statements. There were no items of other comprehensive income for the year ended December 31, 2000, 1999, and 1998.

Segment Reporting - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 applies a "management approach" in which the internal reporting that is used by management for making operational decisions and evaluating performance is the source for the Company's segment reporting. The adoption of SFAS No. 131 did not affect the results of operations or financial position. The Company currently operates in one segment for management reporting purposes.

Note 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2000 and 1999, the amortized cost of securities available for sale approximates fair value. Securities available for sale at December 31, 2000 and 1999 consisted of the following:

                                           Securities Available For Sale
---------------------------------------------------------------------------
                                              2000                 1999
---------------------------------------------------------------------------

Securities:
Bankers Acceptance                        $        --          $    500,000
Municipal Securities                       10,925,000             6,670,000
Federal Government Agency Securities        4,910,000             3,218,000
Money Market Investments                       12,375                    --
Premiums on Investments                        55,019                83,056
                                         ----------------------------------
Total                                     $15,902,394          $ 10,471,056
                                         ----------------------------------


Note 3 - INVENTORIES

Components of inventory as of December 31, 2000 and 1999 were as follows:

                                          2000                     1999
---------------------------------------------------------------------------
Raw Materials                         $ 2,648,884              $  2,152,647
Work in Process                         1,052,018                   403,689
Finished Goods                             71,904                    61,305
---------------------------------------------------------------------------
Total                                 $ 3,772,806              $  2,617,641
===========================================================================


Note 4 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                 Current                       Deferred                    Total
2000
     U.S. Federal                               $2,186,588                     $  90,455                 $2,277,043
       State and local                             435,794                        (6,385)                $  429,409
                                                ----------                     ---------                 ----------
                                                $2,622,382                     $  84,070                 $2,706,452
                                                ----------                     ---------                 ----------
1999
     U.S. Federal                               $1,801,560                     $ (67,609)                $1,733,951
       State and local                             176,908                        (6,211)                $  170,697
                                                ----------                     ---------                 ----------
                                                $1,978,468                      $(73,820)                $1,904,648
                                                ----------                     ---------                 ----------
1998
     U.S. Federal                               $1,321,958                     $ 361,461                 $1,683,419
       State and local                              11,025                        40,193                 $   51,218
                                                ----------                     ---------                 ----------
                                                $1,332,983                     $ 401,654                 $1,734,637
                                                ----------                     ---------                 ----------

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

---------------------------------------------------------------------------------------------------------------
                                                                              2000                     1999
---------------------------------------------------------------------------------------------------------------
Deferred Tax Assets:
     Warranty reserve                                                   $   111,137                 $   95,846
     Inventory obsolescence                                                 105,632                    107,997
     Allowance for bad debts                                                134,771                    104,397
     Contract reserves                                                      225,933                    287,515
     Vacation Accrual                                                       169,226                     48,618
     Unicap                                                                  58,113                     55,055
     Other taxes                                                             12,033                    125,491
     Other                                                                   50,994                     81,284
                                                                        ---------------------------------------
Total gross deferred tax assets                                         $   867,839                 $  906,203
Less valuation allowance                                                         --                         --
                                                                        ---------------------------------------
Net deferred tax assets                                                 $   867,839                 $  906,203

Deferred Tax Liability:
Depreciation                                                                (51,018)                   (17,484)
Other                                                                       (12,172)                        --
                                                                        --------------------------------------
Total gross deferred tax liabilities                                        (63,190)                   (17,484)

Net current deferred tax assets                                         $   804,649                 $  888,719
                                                                        =======================================

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 2000, 1999, and 1998:

                                                                              Year Ended December 31,
                                                              -----------------------------------------------
                                                                         2000           1999           1998
                                                              -----------------------------------------------
Statutory federal income tax rate                                        34.0%          34.0%          34.0%

Increase resulting from:

State and Local taxes, net of
   Federal income tax benefit                                             3.7            2.0            2.0

Other                                                                    (2.7)          (1.9)          (1.9)
                                                              -----------------------------------------------

                                                                         35.0%          34.1%          34.1%
                                                              ===============================================

Note 5 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 2000 and 1999 consist of the following:


----------------------------------------------------------------------------------------------------------
                                                                                              Estimated
                                                    2000             1999                     Useful life
                                                                                              (Years)
----------------------------------------------------------------------------------------------------------
Land                                              $500,500         $500,500
Building                                         1,431,771        1,431,771                      31
Building Improvements                              510,554          415,827                      10
Machinery                                          795,681          798,641                       5
Furniture and Fixtures                             211,525          209,326                       5
Computer Equipment                               1,110,995          927,553                       5
Automobiles                                         90,957           88,845                       5
                                           ---------------  ---------------
                                                 4,651,983        4,372,463
Less: Accumulated depreciation                  (2,555,755)      (2,358,315)
                                           ---------------  ---------------

                                                $2,096,228       $2,014,148
==========================================================================================================


Depreciation expense charged to income was $239,512, $204,098 and $213,847 in 2000, 1999 and 1998, respectively.


Note 6 - LONG-TERM DEBT

Industrial Revenue Bonds - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $850,000 and $950,000 at December 31, 2000 and 1999, respectively, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 4.4% and 3.5% during 2000 and 1999, respectively. The bonds are payable in annual installments of $100,000 in years 2000 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2003.

Note 7 - STOCK OPTION PLANS

1996 Equity Compensation Plan - The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, certain consultants and advisors of the Company. It also provides for the grant of stock options to non-employee members of the Company's Board of Directors. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2000 and 1999, there were 36,000 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                                          Incentive Stock
                                                              Options                     Nonqualified Options
                                                     -------------------------           ----------------------
                                                                     Weighted                         Weighted
                                                                     Average                          Average
                                                                     Exercise                         Exercise
                                                       Shares          Price             Shares        Price
                                                     -------------------------           ---------------------
Balance at December 31, 1997                            212,250      $  10.84            53,000       $  10.60
      Granted                                            98,500         17.50            35,000          17.13
      Exercised                                         (34,500)        10.08           (8,000)          11.80
      Cancellations                                      (1,500)         9.00                --
                                                  ----------------------------           ----------------------
Balance at December 31, 1998                            274,750      $  13.20            80,000       $  13.44
      Granted                                            98,000         14.00            35,000          14.00
      Exercised                                        (176,750)        11.20           (62,000)         13.32
      Cancellations                                      (1,000)        14.00                --
                                                  ----------------------------           ----------------------
Balance at December 31, 1999                            195,000         15.26            53,000          14.80
      Granted                                                --                              --
      Exercised                                          (4,750)        15.76                --
      Cancellations                                          --            --                --             --
                                                  ----------------------------           ----------------------
Balance at December 31, 2000                            190,250      $  15.25            53,000       $  14.80
                                                  ============================           ======================


Using the Black Scholes option-pricing model, the per share average fair value of stock options granted during 1999 and 1998 ranged from approximately $7.40 to $10.25 and $5.50 to $8.60, respectively. The following weighted-average assumptions were used in calculating fair value: an expected dividend yield of zero and expected lives ranging from five to ten years for 1999 and 1998, and a risk-free interest rate of 5.80% and 4.65% for 1999 and 1998, respectively.

The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per common and common equivalent shares would have been reduced to the pro forma amounts indicated as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                                       2000           1999            1998
---------------------------------------------------------------------------------------------------------------------------

Net Income                                 As reported                           $5,012,674     $3,672,689      $3,347,645
                                           Pro forma                             $4,844,305     $2,419,832      $2,747,582

Basic Income per Common                    As reported                                $2.65          $2.02           $2.05
 Share                                     Pro forma                                  $2.56          $1.33           $1.68

Diluted Income per Common and              As reported                                $2.57          $1.97           $1.96
 Common Equivalent Shares                  Pro forma                                  $2.49          $1.30           $1.61
---------------------------------------------------------------------------------------------------------------------------

The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, which could be up to four years. At December 31, 2000 the range of exercise prices and remaining contractual life of outstanding options was $9.00 to $17.50, and .5 to
8.5 years, respectively. At December 31, 2000, the number of options exercisable was 116,250, and the weighted-average exercise price of those options was $15.14 as follows:

                                                                                            Remaining
  Range of                                 Options                  Options                Contractual
    Exercise Prices                      Outstanding              Exercisable                 Life
-------------------------            ---------------------    ---------------------     ------------------
      $9.00-11.875                           11,500                   11,500            .5 to 1.25 years
      $14.00-17.50                          231,750                  104,750           3.5 to 8.5 years
                                     --------------           --------------
                                            243,250                  116,250
                                     =====================    ==============


Note 8 - EARNINGS PER SHARE

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

                                                         2000                  1999                   1998
                                       ----------------------------------------------------------------------
Net Income                                           $5,012,674            $3,672,689             $3,347,645

Shares
Basic Shares                                          1,891,928             1,822,783              1,630,706

Common stock
    Equivalents from option plan                         57,028                39,333                 76,660
                                       ----------------------------------------------------------------------

Diluted                                               1,948,956             1,862,116              1,707,366
                                       ----------------------------------------------------------------------

EPS
Basic                                                   $  2.65               $  2.02                $  2.05
Diluted                                                 $  2.57               $  1.97                $  1.96
-------------------------------------------------------------------------------------------------------------


Note 9 - MAJOR CUSTOMERS

For the years ended December 31, 2000, 1999 and 1998, no single newspaper accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12% of our net sales in 2000. Newspapers owned by Gannett Co, Inc. accounted for 32% of our sales in 1998. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 13%, 6%, and 12% of total net sales in 2000, 1999 and 1998, respectively.


Note 10 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. In 2000, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 60% of the first 8% of compensation deferred by each participant. In 1999, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 50% of the first 8% of compensation deferred by each participant. In 1998, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 50% of the first 6% of compensation deferred by each participant. In prior years, the matching contribution applied to a maximum of the first 4% of compensation deferred by each participant. The amount contributed by the Company in 2000, 1999, and 1998, was $137,117, $118,755 and $66,588, respectively. The Company, as sponsor, pays the administrative expenses of the Savings Plan.

Note 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.


Note 12 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.


Note 13 - RECENT PRONOUNCEMENTS

In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) Nos. 137 and 138, which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company's adoption of SFAS Nos. 133 and 138 on January 1, 2001 is not expected to have an impact on its consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

This information (other than the information relating to executive officers included in Part I) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to our form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to our form 10-K, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to our form 10-K, which will be filed within 120 days after the close of the Company's fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.


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

                  3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                  *10.1    Quipp, Inc. 1996 Equity Compensation Plan, as amended

                  *10.2 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

                  *10.3 Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

                  *10.4 Restated Employment Agreement, dated as of January 25, 1999, among Quipp, Inc, Quipp Systems, Inc. and Christer Sjogren.

                  *10.5 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Anthony Peri.

                  *10.6 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Jeff Barocas.

                  *10.7 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Christer Sjogren.

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

                                          Quipp, Inc.


Date:    March 23, 2001                   By: / s / Anthony P. Peri
                                          --------------------------
                                          Anthony P. Peri,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                                                Title                                Date

ANTHONY P. PERI                                     Chief Executive                       March 23, 2001
                                                    Officer  and Director

 / s / Richard H. Campbell
--------------------------------
RICHARD H. CAMPBELL                                 Director                              March 23, 2001


 / s / Cristina H. Kepner
--------------------------------
CRISTINA H. KEPNER                                  Director                              March 23, 2001


/s/ William L. Rose
---------------------------------
WILLIAM L. ROSE                                     Director                              March 23, 2001


/s/ Ralph M. Branca
--------------------------------
RALPH M. BRANCA                                     Director                              March 23, 2001


/s/ Louis D. Kipp
-----------------------------------
 LOUIS D. KIPP                                      Director                              March 23, 2001


/s/ Jeffrey S. Barocas
--------------------------------
JEFFREY S. BAROCAS                                  Principal Financial and               March 23, 2001
                                                    Accounting Officer

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


         Exhibit No.

         3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

         3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         *10.1    Quipp, Inc. 1996 Equity Compensation Plan, as amended

         *10.2 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

         *10.3 Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

         *10.4 Restated Employment Agreement, dated as of January 25, 1999, among Quipp, Inc, Quipp Systems, Inc. and Christer Sjogren.

         *10.5 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Anthony Peri.

         *10.6 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Jeff Barocas.

         *10.7 Change of control agreements, dated as of December 23, 2000, between Quipp, Inc. and Christer Sjogren.

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

                           QUIPP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 and 1998


                                                       Balance,      Charged          Reclass                          Balance,
                                                      beginning        to           to Contract                          end
                                                       of year      Expenses       Contingencies      Write-offs       of year
                                                     ------------- ------------  ------------------  --------------  -------------
Year ended December 31, 2000:
     Allowance for doubtful
     accounts                                         306,424       63,576                  --              --        370,000

Year ended December 31, 1999:
     Allowance for doubtful
     accounts                                         217,789       88,635                  --              --        306,424

Year ended December 31, 1998:
     Allowance for doubtful
     accounts                                         715,275            -            (474,186)        (23,300)       217,789
