Form 10-K/A
period 2000-12-31
QUIPP INC
filed 2001-04-30
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10- K/A
(MARK ONE)

     X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -----------------
                                       or

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------------     SECURITIES ACT OF 1934

For the transition period from                          to
                                  ----------------------  ----------------------

                         Commission file number 0-14870
                                                -------

                                   Quipp, Inc.
             (Exact name of registrant as specified in its charter)

               Florida                                     59-2306191
    --------------------------------           --------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation or organization)

   4800 NW 157th Street, Miami, Florida                      33014
   -------------------------------------                     ----
  Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     X             No
                                        ------             ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K).
            -------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------



Name                                Age          Position with the Company

Directors:
Directors Whose Terms Will Expire at the 2001 Annual Meeting of Shareholders

Richard H. Campbell                 65          Chairman of the Board
Cristina H. Kepner                  55          Director

Directors Whose Terms Will Expire at the 2002 Annual Meeting of Shareholders

Anthony P. Peri                     58          President, Chief Executive
                                                  Officer and Director
William L. Rose                     75          Director

Directors Whose Terms Will Expire at the 2003 Annual Meeting of Shareholders

Ralph M. Branca                     65          Director
Louis D. Kipp                       69          Director



Executive Officers (in addition to Mr. Peri):
Christer A. Sjogren                 58          Executive Vice President
Jeffrey S. Barocas                  53          Vice President and Chief
                                                  Financial Officer



         Mr. Campbell has been a director of Quipp, Inc. ("Quipp") since May 1996 and Chairman of the Board since February 2000. He has been president of Seacoast Consulting, a private business consulting firm, since August 1994. Mr. Campbell was Group Vice President of the Commercial and Outdoor Products Group of Textron, Inc. from March 1992 to August 1994. From 1989 to March 1992, he was Group Vice President of Black and Decker Corporation and also served as President of that company's Hardware and Home Improvement Group. Prior to that time, he was Executive Vice President of Emhart Corporation and President of that company's Consumer Sector Group until the company was acquired by Black and Decker Corporation

         Ms. Kepner has been a director of Quipp since January 1995. She was Executive Vice President of Invemed Associates, LLC., an investment banking firm, from February 1978 to February 2000. Since February 2000, Ms. Kepner has served as an advisor to Invemed. Ms. Kepner is also a director of Cepheid and ViroLogic, Inc..

         Mr. Peri has been President and Chief Executive Officer of Quipp and President of Quipp Systems, Inc. ("Quipp Systems"), Quipp's operating subsidiary, since April 1998. From May 1997 to March 1998, Mr. Peri was President and Chief Operating Officer of CText Inc., a pre-press systems supplier to the newspaper industry. From August 1986 to May 1997, he served in various capacities at Harris Publishing Systems Corporation, the most recent of which was Vice President and General Manager, with responsibility for the Company's software and systems integration business.

         Mr. Rose has been a director of Quipp since it commenced operations in August 1983. From July 1982 to June 1991, he was President and Chairman of the Board of Technit, Inc., a supplier of EMI shielding for the electronics industry. Mr. Rose remained a director of Technit until 2000.

         Mr. Branca has been a director of Quipp since July 1991. He was President and Chief Executive Officer of Quipp from May 1995 to April 1998. He has also been President of RMB Associates, a business consulting firm that he owns, since November 1989. Prior to November 1989, he was employed by Emhart Corporation, where he held numerous positions, the most recent of which was Corporate Vice President of Operations.

         Mr. Kipp, a founder of Quipp, was President of Quipp Systems from July 1987 until April 1998. He has been a director of Quipp since July 1995. He also served previously as a director of Quipp from August 1983 to January 1995. Mr. Kipp was President of Quipp from August 1983 to July 1987.

         Mr. Sjogren, Executive Vice President of Quipp Systems since 1994, has served Quipp or Quipp Systems in various capacities since 1983. He has been a director of Quipp Systems since May 1998. He is responsible for Quipp Systems research, development and engineering functions.

         Mr. Barocas has been Chief Financial Officer of Quipp, Inc. since July 1996 and a director of Quipp Systems since May 1998. From 1990 until July 1996, Mr. Barocas was Chief Financial Officer of a US subsidiary of London International Group.


BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-----------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires Quipp's officers and directors and beneficial owners of more than ten percent of Quipp's common stock to file reports of ownership of Quipp's securities and changes in ownership with the Securities and Exchange Commission ("SEC"). Based on its review of Section 16(a) filings, Quipp believes that all filings required to be made during 2000 were made on a timely basis other than one report filed by Christer A. Sjogren after the applicable due date covering one transaction.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

         The following table sets forth certain information regarding compensation paid by Quipp with respect to Quipp's Chief Executive Officer and Quipp's two other executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                                                          Compensation
                                                        Annual Compensation                  Awards
                                              ----------------------------------------  -----------------
                                                                                           Securities
             Name and                                                  Other Annual        Underlying         All Other
        Principal Position            Year      Salary      Bonus      Compensation        Options(#)     Compensation($)(1)
        ------------------            ----      ------      -----      ------------        ----------     -----------------
Anthony P. Peri(2)                    2000       $150,225    $102,618                          --               $4,013
  President and Chief  Executive      1999       $135,000     $81,000                        26,500             $2,725
  Officer                             1998        $98,654     $47,090                        30,000              $831


Jeffrey S. Barocas                    2000       $107,455     $63,244                          --               $4,920
  Chief  Financial Officer            1999       $101,436     $51,914                        12,000             $4,143
   and Treasurer                      1998        $98,759     $40,687         $50,308        12,000             $2,607


Christer A. Sjogren                   2000       $108,071     $56,018                          --               $4,145
  Executive Vice President of         1999       $103,216     $50,544                        12,000             $2,971
  Quipp Systems, Inc.                 1998       $103,839     $42,040                        12,000             $2,077

--------------------
(1) Constitutes amounts contributed by Quipp, for the benefit of the executive officer, to Quipp's Employee Savings and Investment Plan.

(2)    Mr. Peri became Quipp's President and Chief Executive Officer in
       April 1998.




Compensation of Directors
-------------------------

         Quipp currently pays each non-employee director a fee of $1,200 for attendance at each meeting of the Board of Directors ($400 if the director participates by telephone) and $200 for each meeting of a Board committee.

Stock Option Holdings

         The following table presents information about the number and value of options held at December 31, 2000 by the executive officers who are named in the Summary Compensation Table. None of the executive officers exercised stock options in 2000.

                          FISCAL YEAR END OPTION VALUES

                                              Number of Shares                      Value of Unexercised
                                           Underlying Unexercised                   In-the-Money Options
                                         Options at Fiscal Year-End                 at Fiscal Year-End(1)

         Name                          Exercisable       Unexercisable        Exercisable        Unexercisable
Anthony P. Peri                          16,625             29,875              $422,898            $759,945
Jeffrey S. Barocas                        9,000             15,000              $228,938            $381,563
Christer A. Sjogren                       9,000             15,000              $228,938            $381,563

--------------------------------
(1) Based upon $25.4375 per share, which was the last sale price of the Company's common stock as reported by Nasdaq on December 31, 2000.



Change of Control Agreements

In December 2000, Quipp entered into change of control agreements with each of the executive officers who are named in the summary compensation table. Under each change of control agreement, if the executive officer is terminated for any reason other than "cause" (as defined in the agreement) or suffers a "constructive termination without cause" during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, the executive officer will receive an amount equal to two times his base salary. In addition, for a period of 12 months following such termination or constructive termination, Quipp will reimburse the executive officer for the cost of COBRA health insurance continuation coverage under Quipp's health plan and will continue to provide any automobile or automobile allowance made available to the executive officer prior to the change of control. Under the Agreement, a "change of control" is defined generally as meaning the acquisition by a person of securities having more than 20% of the voting power of the Company's outstanding securities; a sale or other disposition of substantially all of the Company's assets; any transaction in which the shareholders of the Company do not beneficially own at least 80% of the voting power of the surviving company in the election of directors; or a change in the composition of the board as a result of which incumbent board members constitute less than a majority of the board. A "constructive termination without cause" means the executive officer's resignation following a reduction in the officer's compensation, a significant decrease in the officer's duties and responsibilities, or assignment of duties and responsibilities that are materially and adversely inconsistent with the duties and responsibilities held by the officer on the date of the agreement, or the relocation of the officer out of the greater Miami, Florida area. In connection with the agreement, each executive officer agreed to certain confidentiality and non-competition provisions.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The following table set forth certain information concerning ownership of the Quipp common stock as of March 31, 2001 (unless otherwise noted) by (a) each shareholder known to Quipp to beneficially own more than five percent of the common stock, (b) each director of Quipp, (c) each executive officer named in the Summary Compensation Table under "Executive Compensation" and (d) all directors and executive officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person's family sharing the same household, had sole voting and investment power with respect to the shares listed next to such person's name.

                                                         Number of Shares                Percent of
  Name of Beneficial Owner                              Beneficially Owned          Outstanding Shares(1)
  Ralph M. Branca(2)...........................                32,814                       1.7%
  Richard H. Campbell(3).......................                16,680                         *
  Cristina H. Kepner(4)........................                26,189                       1.4%
  Louis D. Kipp(5).............................                68,089                       3.6%
  Anthony P. Peri(6)...........................                42,735                       2.2%
  William L. Rose(3)...........................                14,560                         *
  Jeffrey S. Barocas(7)........................                27,963                       1.5%
  Christer A. Sjogren(7).......................                18,963                       1.0%
  Kenneth G. Langone(8)........................               176,048                       9.2%
  John L. Morgan(9)............................               241,252                       12.6%
  Summit Capital Management, LLC (10)..........               225,780                       11.8%
  Pyramid Trading Limited Partnership (11)                    118,838                       6.2%
  All directors and executive officers                        247,993                       13.0%
    as a group(12).............................


-----------
*Less than 1%

(1) Applicable percentage of ownership is based on 1,913,670 shares of common stock outstanding on March 31, 2000. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently or within 60 days of March 31, 2001 are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Includes 13,000 shares underlying options that are currently exercisable.

(3)  Includes 5,000 shares underlying options that are currently exercisable.

(4)  Includes 10,000 shares underlying options that are currently exercisable.

(5)  Includes 5,000 shares underlying options that are currently exercisable.

(6) Includes 33,250 shares underlying options that are exercisable currently or within 60 days of March 31, 2001.

(7) Includes 15,000 shares underlying options that are exercisable currently or within 60 days of March 31, 2001.

(8) Includes 74,948 shares held by Invemed Associates, LLC. Mr. Langone is the Chairman of the Board and President of Invemed Associates, LLC. and principal owner of its corporate parent. The address of Mr. Langone is Invemed Associates, LLC., 375 Park Avenue, New York, New York 10152.

(9) Mr. Morgan has shared beneficial ownership with regard to all 241,252 shares, including 92,500 shares as to which beneficial ownership is shared with Rush River Group, LLC, a Minnesota limited liability company, the members of which are Mr. Morgan, Kirk A. MacKenzie and Jack A. Norqual. Messrs. MacKenzie and Norqual have also claimed shared beneficial ownership as to the 92,500 shares. The beneficial ownership of Mr. Morgan also includes 148,752 shares held by Farnam Street Partners, L.P., a Minnesota limited partnership of which Mr. Morgan is the general partner. The address of Messrs. Morgan, MacKenzie, Norqual and Rush River Group, LLC is 10400 Viking Drive, Suite 160, Eden Prairie, Minnesota 55344. The address of Farnam Street Partners, L.P. is U.S. Bank Place, Suite 4930, Minneapolis, Minnesota 55402. The information in this note is derived from Amendment No. 4 to a Schedule 13D filed with the Securities and Exchange Commission on April 9, 2001 by Messrs Morgan, MacKenzie and Norqual and Rush River Group, LLC and Amendment No. 3 to a Schedule 13G filed with the Securities and Exchange Commission by Farnam Street Partners, L.P. on January 16, 2001.

(10) Beneficial ownership of these shares is shared between Summit Capital Management, LLC and John C. Rudolf. Mr. Rudolf is President of Summit Capital Management, LLP. The address of Summit Capital Management, LLC and Mr. Rudolf is 601 Union Street, Suite 3900, Seattle, Washington 98101. The information in this note is derived from Amendment No. 3 to a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2001 by Summit Capital Management, LLP, Summit Capital Partners LP and Mr. Rudolf.

(11) Pyramid Trading Limited Partnership has shared beneficial ownership with regard to all 118,838 shares with Oakmont Investments, LLC and Mr. Daniel Asher. Oakmont Investments, LLC is the general partner of Pyramid Trading Limited Partnership, and Mr. Asher is manager of Oakmont Investments, LLC. The address of Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher is 440 S. LaSalle Street, Suite 700, Chicago, IL 60605. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 3, 2001 by Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher.

(12) Includes 101,250 shares underlying options that are exercisable currently or within 60 days of March 31, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUIPP, INC.

         Date:  April 27, 2001             By:/S/ Anthony Peri
                                              -----------------------------
                                           Anthony P. Peri
                                           President and Chief Executive Officer


                                           By:/S/ Jeffrey Barocas
                                              ----------------------------------
                                           Jeffrey S. Barocas
                                           Chief Financial Officer and Treasurer