Form 10-Q
period 2001-03-31
QUIPP INC
filed 2001-05-14
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------------     SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001.
                      --------------
                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---------------    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to
                                -------------------------------    -------------


                         Commission file number 0-14870

                                   QUIPP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)




             Florida                                     59-2306191
--------------------------------                 ------------------------------
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

Yes       X                No  ______

The number of shares of the registrant's common stock, $.01 par value, outstanding at March 31, 2001 was 1,913,670.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                            3
                    March 31, 2001 and December 31, 2000

                  Consolidated Statements of Income -                      4
                    Three months ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows -                  5
                    Three months ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements               6

         Item 2 - Management's Discussion and Analysis of                  8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about
                    Market Risk                                            9


PART II - OTHER INFORMATION


         Item 4 - Exhibits and Reports on Form 8-K                         10

PART 1 - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        March 31, 2001      December 31, 2000
                                                        --------------      -----------------
ASSETS

Current assets:
Cash and cash equivalents                                $  1,652,332        $  1,086,101
Securities                                                 15,214,864          15,902,394
Accounts receivable, net                                    6,949,713           6,818,124
Inventories                                                 5,025,725           3,772,806
Deferred tax asset-current                                    804,649             804,649
Prepaid expenses and other receivables                        519,837             585,442
                                                         ------------        ------------

Total current assets                                       30,167,120          28,969,516

Other assets:
Property, plant and equipment, net                          2,070,372           2,096,228
Notes Receivable                                              133,806                  --
Goodwill                                                      335,616             343,421
Other assets                                                   65,661              67,340
                                                         ------------        ------------

                                                         $ 32,772,575        $ 31,476,505
                                                         ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                      $    100,000        $    100,000
  Accounts payable                                          1,794,084           1,773,107
  Accrued salaries and wages                                  806,443           1,235,524
  Deferred revenues                                         4,714,349           3,900,545
  Income taxes payable                                        337,664             241,808
  Contracts contingencies                                     410,273             390,273
  Other accrued liabilities                                 1,735,655           1,739,976
                                                         ------------        ------------

Total current liabilities                                   9,898,468           9,381,233

Long-term debt                                                750,000             750,000
                                                         ------------        ------------

Total liabilities                                          10,648,468          10,131,233

Shareholders' equity:
Common stock - par value $.01 per share, 8,000,000
 shares authorized, 1,922,920 and 1,898,251 shares
 issued in 2001 and 2000, respectively                         19,229              18,982
Additional paid-in capital                                  9,653,308           9,197,806
Retained earnings                                          12,599,945          12,166,609
Treasury stock, at cost (9,250 and 2,500 shares
 in 2001 and 2000, respectively)                             (148,375)            (38,125)
                                                         ------------        ------------

Total shareholders' equity                                 22,124,107          21,345,272
                                                         ------------        ------------

Total liabilities and shareholders' equity               $ 32,772,575        $ 31,476,505
                                                         ============        ============

See accompanying notes to the unaudited consolidated financial statements

                          QUIPP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       For the three months ended
                                                   ----------------------------------
                                                   March 31, 2001      March 31, 2000
                                                   --------------      --------------

Net sales                                           $ 6,100,736        $ 7,496,058
Cost of sales                                         3,965,408          4,855,349
                                                    -----------        -----------

   Gross profit                                       2,135,328          2,640,709

Operating expenses:
   Selling, general and administrative                1,459,143          1,434,951
   Research and development                             166,512             98,087
                                                    -----------        -----------

   Operating profit                                     509,673          1,107,671
                                                    -----------        -----------


Other income (expense):
  Interest income                                       210,089            137,548
  Interest expense                                       (8,152)            (9,310)
  Other expense                                         (33,417)                --
                                                    -----------        -----------
                                                        168,520            128,238
                                                    -----------        -----------
Income before income taxes                              678,193          1,235,909
Income taxes                                            244,857            432,584
                                                    -----------        -----------


   Net income                                       $   433,336        $   803,325
                                                    -----------        -----------

Per share amounts:

   Basic income per common share                           0.23               0.43
   Diluted income per common share                         0.22               0.42

Basic average number of common
shares outstanding                                    1,903,160          1,886,870

Diluted average number of common
and common equivalent shares outstanding              1,982,644          1,903,169
                                                    ===========        ===========


See accompanying notes to the unaudited consolidated financial statements

                          QUIPP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                     2001               2000
                                                                                 -----------        -----------
Cash provided by operations:
    Net income                                                                   $   433,336        $   803,325

Reconciliation of net income to net cash
    provided by operations:
    Depreciation and amortization                                                     74,193             64,524
    Issuance of shares to employees                                                  189,875             32,640
Changes in operational assets and liabilities:
    Accounts receivable                                                             (131,589)           392,478
    Inventories                                                                   (1,252,919)          (316,321)
    Other assets and prepaid expenses and
         other receivables                                                            67,284           (256,123)
    Accounts payable and other accrued liabilities                                  (392,425)           364,831
    Deferred revenues                                                                813,804          1,843,824
    Income taxes payable                                                              95,856            433,746
                                                                                 -----------        -----------

Net cash (used in) provided by operations                                           (102,585)         3,362,924
                                                                                 -----------        -----------

Cash flow from investing activities:
    Securities purchased                                                          (3,607,470)        (9,524,141)
    Securities sold                                                                4,295,000          5,764,459
    Loan issued to customer                                                         (133,806)                --
    Capital expenditures                                                             (40,532)           (51,104)
                                                                                 -----------        -----------

Net cash provided by (used in) investing activities                                  513,192         (3,810,786)
                                                                                 -----------        -----------

Cash flow from financing activities
   Conversion of  stock options                                                      265,874                 --
   Purchase of Shares for Treasury                                                  (110,250)                --
                                                                                 -----------        -----------

Net cash provided by financing activities                                            155,624                 --
                                                                                 -----------        -----------

Increase ( Decrease) in cash and cash equivalents                                    566,231           (447,862)

Cash and cash equivalents at beginning of period                                   1,086,101          2,868,262
                                                                                 -----------        -----------

Cash and cash equivalents at end of period                                       $ 1,652,332        $ 2,420,400
                                                                                 ===========        ===========

Supplemental disclosure of cash payments made for:

    Interest                                                                     $     8,152        $     9,310

    Income Taxes                                                                 $    92,000        $        --
                                                                                 ===========        ===========

See accompanying notes to the unaudited consolidated financial statements

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of March 31, 2001 and the results of their operations and cash flows for the three months ended March 31, 2001. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at March 31, 2001 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2001 and December 31, 2000 is as follows:

                               March 31, 2001                December 31, 2000
                            -------------------            ---------------------

Raw materials                    $2,700,708                       $2,648,884
Work in process                   1,035,065                          723,547
Finished goods                    1,289,952                          400,375
                                 ----------                       ----------
                                 $5,025,725                       $3,772,806
                                 ----------                       ----------

The finished goods inventory includes balances totaling $1,256,000 and $328,000 at March 31, 2001 and December 31, 2000, respectively, for equipment shipped to customers but not recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete.

NOTE 3 - REVENUE RECOGNITION

Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring more complex installation services is recognized when the installation services are complete according to contractual terms and is recorded net of discounts and allowances.

NOTE 4 - INCOME PER SHARE

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

NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

NOTE 6 - RECENT PRONOUNCEMENTS

In June 1999, the FASB issued Statement of Financial Accounting Standards (SFAS) Nos. 137 and 138, which amends the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. SFAS Nos. 133 and 138 are effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company's adoption of SFAS Nos. 133 and 138 on January 1, 2001 did not have an impact on its consolidated financial statements.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 beginning October 1, 2000.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                   Three Months Ended
                                                        March 31,
                                                  2001              2000
                                              (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------

Net sales                                        100.0%            100.0%
Gross profit                                     35.0%             35.2%
Selling, general and administrative
expenses                                         23.9%             19.1%
Research and development                          2.7%              1.3%
Interest income                                   3.4%              1.8%
Net income                                        7.1%             10.7%

Net sales for the three months ended March 31, 2001 were $6,100,736, a decrease of $1,395,322 (18.6%) over net sales of $7,496,058 for the corresponding period in 2000. During the three months ended March 31, 2001, we shipped our new products, the automatic palletizer system and gripper conveyor. In accordance with SAB 101, we did not recognize the related revenue totaling $1,400,000 on these recently introduced products during the period ending March 31, 2001. We will recognize revenue from these products when installation is complete. Pending the completion of installation, the $1,400,000 is included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

Gross profit for the three months ended March 31, 2001 was $2,135,328, a decrease of $505,381 (19.1%) as compared to $2,640,709 for the corresponding period in 2000. The decrease in gross profit is due primarily to lower net sales compared to the same period in 2000. As noted above, we have not recognized revenue in connection with our shipment of our automatic palletizer and gripper conveyor systems. We will recognize revenue and related gross profit from these products when installation is complete.

Selling, general and administrative expenses for the three months ended March 31, 2001 were $1,459,143, an increase of $24,192 (1.7%) as compared to
$1,434,951 for the corresponding period in 2000. We incurred approximately $180,000 in costs associated with efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company, including fees and expenses relating to a proposed transaction that was not consummated. In addition, we incurred a compensation charge of $70,000 relating to our payment to several non executive employees of an amount equal to the excess of market value over exercise price of options the employees surrendered to the Company. The increased expenses were offset in part by reduced variable expenses including bonuses, commissions, and warranty costs.

Research and development expenses for the three months ended March 31, 2001 were $166,512, an increase of $68,425 (69.8%) as compared to $98,087 for the same period in 2000. The increased spending is primarily due to the development of improved software for our automatic palletizer.

Interest income for the three months ended March 31, 2001 was $210,089 as compared to $137,548 for the same period in 2000. This increase resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale.

General
Our backlog as of March 31, 2001 was $11,212,000 compared to $13,820,000 at March 31, 2000. Our backlog includes balances of $1,703,000 and $0 as of March 31, 2001 and 2000, respectively, from products shipped but not recognized as revenue in accordance with SAB 101. We expect to ship all items in our backlog in the next twelve months. The reduction in backlog is due primarily to a decrease in incoming orders. Orders for the three months ended March 31, 2001 were $5,577,000, a decrease of $5,359,000 from orders of $10,936,000 during the three months ending March 31, 2000. We believe that the reported decrease in advertising revenue for the newspaper industry has resulted in reduced demand for our products.

Liquidity
On March 31, 2001, cash and cash equivalents and securities available for sale totaled $16,867,196 as compared to $16,988,495 at December 31, 2000, a decrease of $121,299 or 0.7%. This decrease was primarily due to cash used by operations. Working capital on March 31, 2001 was $20,268,652, an increase of $680,369 from $19,588,283 at December 31, 2000 The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Forward Looking Statements
The statements contained in this Quarterly Report on Form 10-Q, including statements concerning recognition of revenue and gross profit, shipment of backlog orders, payments and expenses relating to our tender offer and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, delays and unanticipated costs relating to installation of our automatic palletizer and gripper conveyor, manufacturing capacity, delays in shipment, cancellation of customer orders, engineering and production difficulties, changes in the terms of our tender offer and unanticipated activities in connection with our tender offer.

Recent Developments
On April 25, 2001, we commenced a "modified Dutch auction" tender offer to purchase 550,000 shares of Quipp common stock at a price between $20 and $23 per share. Assuming 550,000 or more shares are tendered, we will require a maximum of $12,650,000 to purchase 550,000 shares at $23 per share. In addition, we expect that fees and expenses for the offer will be approximately $450,000


Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe we bear no significant risk arising from interest rate fluctuations. We are managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality where a secondary market exists. The counterparties are major financial institutions and government agencies. The nature of the Company's investments did not materially change from December 31, 2000 to March 31, 2001.

PART II - OTHER INFORMATION

Item 4   Exhibits and Reports on Form 8-K


(b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         QUIPP, INC.

         Date:  May 11, 2001             By: /s/ Anthony P. Peri
                                            ------------------------------------
                                         Anthony P. Peri
                                         President and Chief Executive Officer


                                         By: /s/ Jeffrey S. Barocas
                                            ------------------------------------
                                         Jeffrey S. Barocas
                                         Chief Financial Officer and Treasurer