Form 10-Q
period 2001-06-30
QUIPP INC
filed 2001-08-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

   X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------     EXCHANGE ACT OF 1934

For the quarter ended June 30, 2001.
                      -------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------      EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------      --------------------

                         Commission file number 0-14870

                                   QUIPP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Florida                                     59-2306191
  -------------------------------               -------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                          No.)


                  4800 N.W. 157th Street, Miami, Florida 33014
              -----------------------------------------------------
                    (Address of principal executive offices)

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

The number of shares of the registrant's common stock, $.01 par value, outstanding at July 16, 2001 was 1,416,835.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                             3
                    June 30, 2001 and December 31, 2000

                  Consolidated Statements of Income -                       4
                    Three and six months ended June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows -                   5
                    Six months ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements                6

         Item 2 - Management's Discussion and Analysis of                   8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about
                     Market Risk                                           10

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                         11

PART 1 - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 June 30, 2001       December 31, 2000
======================================================================================================
ASSETS

Current assets:
Cash and cash equivalents                                        $  2,046,194           $  1,086,101
Securities                                                          3,913,671             15,902,394
Accounts receivable, net                                            7,226,919              6,818,124
Inventories                                                         4,280,262              3,772,806
Deferred tax asset-current                                            804,649                804,649
Prepaid expenses and other receivables                                248,860                585,442
                                                                 ------------           ------------

Total current assets                                               18,520,555             28,969,516

Other assets:
Property, plant and equipment, net                                  2,066,114              2,096,228
Notes receivable                                                      129,407                     --
Goodwill                                                              327,811                343,421
Other assets                                                           63,981                 67,340
                                                                 ------------           ------------

                                                                 $ 21,107,868           $ 31,476,505
                                                                 ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                              $    100,000           $    100,000
  Accounts payable and accrued expenses                             1,942,949              1,773,107
  Accrued salaries & wages                                            699,888              1,235,524
  Deferred revenues                                                 3,537,036              3,900,545
  Income taxes payable                                                385,144                241,808
  Contract contingencies                                              572,795                390,273
  Other accrued liabilities                                         1,247,221              1,739,976
                                                                 ------------           ------------


Total current liabilities                                           8,485,033              9,381,233

Long-term debt                                                        750,000                750,000
                                                                 ------------           ------------

Total liabilities                                                   9,235,033             10,131,233

Shareholders' equity:
     Common stock - par value $.01 per share, 8,000,000
     shares authorized, 1,426,085 and 1,898,251 shares
     issued, in 2001 and 2000, respectively)                           14,261                 18,982
  Additional paid-in capital                                               --              9,197,806
  Retained earnings                                                12,006,950             12,166,609
  Treasury stock, at cost (9,250 and 2,500 shares
     in 2001 and 2000, respectively)                                 (148,376)               (38,125)
                                                                 ------------           ------------
Total shareholders' equity                                         11,872,835             21,345,272
                                                                 ------------           ------------
Total liabilities and shareholders' equity                       $ 21,107,868           $ 31,476,505
                                                                 ============           ============

        See accompanying notes to the consolidated financial statements

                                    QUIPP INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Unaudited)

                                                 For the three months ended           For the six months ended
                                              June 30, 2001      June 30, 2000     June 30, 2001     June 30, 2000
==================================================================================================================
Net sales                                      $  6,492,852      $  9,168,000      $ 12,593,588      $ 16,664,058
Cost of sales                                     4,425,248         5,550,030         8,390,657        10,405,379
                                               ------------      ------------      ------------      ------------

Gross profit                                      2,067,604         3,617,970         4,202,931         6,258,679

Other operating income and expense items:
   Selling , general and
     administrative expenses                      1,395,011         1,371,464         2,854,154         2,806,415
   Research and development                         162,898           159,643           329,410           257,730
                                               ------------      ------------      ------------      ------------

Operating profit                                    509,695         2,086,863         1,019,367         3,194,534

                                               ------------      ------------      ------------      ------------
Other income (expense):
   Interest income                                  140,395           201,598           350,484           339,146
   Interest expense                                  (7,966)          (10,932)          (16,118)          (20,242)
   Other                                                 --                --           (33,417)               --
                                               ------------      ------------      ------------      ------------
                                                    132,429           190,666           300,949           318,904

                                               ------------      ------------      ------------      ------------
Income before income taxes                          642,124         2,277,529         1,320,316         3,513,438
Income tax                                          231,979           797,135           476,836         1,229,719
                                               ------------      ------------      ------------      ------------

Net income                                     $    410,145      $  1,480,394      $    843,480      $  2,283,719

------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                       0.23              0.78              0.46              1.21
   Diluted income per common share                     0.23              0.77              0.45              1.19

  Basic average number of common                  1,778,082         1,889,725         1,840,276         1,888,305
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding        1,810,690         1,930,455         1,896,192         1,916,886
==================================================================================================================

        See accompanying notes to the consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                               2001                  2000
------------------------------------------------------------------------------------------------------------
Cash provided by operations:
   Net income                                                             $    843,480           $  2,283,719

Reconciliation of net income to net cash provided by operations:
   Depreciation and amortization                                               146,062                131,386
   Issuance of shares to employees                                             215,675                152,664
Changes in operational assets and liabilities:
   Accounts receivable, net                                                   (408,795)            (1,135,142)
   Inventories                                                                (507,456)            (1,220,414)
   Other assets, prepaid expenses and
       other receivables                                                       339,941               (160,269)
   Accounts payable and other accrued liabilities                             (858,549)             1,140,197
   Contract contingencies                                                      182,522                (78,597)
   Deferred revenues                                                          (363,509)             3,170,640
   Income taxes payable                                                        143,336                202,972
                                                                          ------------           ------------

Net cash (used in) provided by operations                                     (267,293)             4,487,156
                                                                          ------------           ------------

Cash flow from investing activities:
   Securities purchased                                                     (6,539,486)           (16,163,199)
   Securities sold                                                          18,528,209             10,363,593
   Loan issued to customers                                                   (129,407)                    --
   Capital expenditures                                                       (100,339)              (107,523)
                                                                          ------------           ------------

Net cash provided by (used in) investing activities                         11,758,977             (5,907,129)
                                                                          ------------           ------------

Cash flow from financing activities:
   Purchase 550,000 shares from tender offer                               (11,449,154)                    --
   Purchase of shares for treasury                                            (110,250)
   Exercise stock options                                                    1,027,813                     --
                                                                          ------------           ------------

Net cash used in financing activities                                      (10,531,591)                    --
                                                                          ------------           ------------

Increase (Decrease) in cash and cash equivalents                               960,093             (1,419,973)

Cash and cash equivalents at the beginning of the year                       1,086,101              2,868,262
-------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the quarter                           $  2,046,194           $  1,448,289
=============================================================================================================

Supplemental disclosure of cash payments made for:

   Interest                                                               $     16,118           $     20,242
                                                                          ------------           ------------

   Income Taxes                                                           $    333,500           $  1,003,000
==============================================================================================================

        See accompanying notes to the consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at June 30, 2001 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2001 and December 31, 2000 is as follows:

                                       June 30, 2001        December 31, 2000
------------------------------------------------------------------------------

Raw materials                             $2,521,533               $2,648,884
Work in process                              865,992                  723,547
Finished goods                               892,737                  400,375
                                      ----------------------------------------
                                          $4,280,262               $3,772,806

The finished goods inventory includes balances totaling $802,539 and 328,000 at June 30, 2001 and December 31, 2000, respectively, for equipment shipped to customers but not recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete.

NOTE 3-REVENUE RECOGNITION

Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring complex installation services is recognized when the installation services are complete according to contractual terms and is recorded net of discounts and allowances.

In accordance with our revenue recognition policy, we have deferred sales of $1,341,000 for products that have been shipped but require complex installation services. We will recognize the revenue from these products when installation is complete. Pending the completion of installation, the $1,341,000 is included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

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


NOTE 5-RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

NOTE 6- RECENT PRONOUNCEMENTS

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

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. "SAB 101 summarizes certain of the SEC's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company adopted SAB 101 beginning October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's consolidated financial statements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. We do not expect the adoption of these standards to have a material impact on the Company's consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                                  2001              2000               2001              2000
                                              (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
------------------------------------------------------------------------------------------------------------------
Net sales                                       100.0%            100.0%             100.0%            100.0%
Gross profit                                     31.8%             39.5%              33.4%             37.6%
Selling, general and administrative
expenses                                         21.5%             15.0%              22.7%             16.8%
Research and development                          2.5%              1.7%               2.6%              1.5%
Interest income                                   2.2%              2.2%               2.8%              2.0%
Net income                                        6.3%             16.1%               6.7%             13.7%

Three Months ending June 30, 2001
---------------------------------

Net sales for the three months ended June 30, 2001 were $6,492,852, a decrease of $2,675,148 (29.2%) from net sales of $9,168,000 for the corresponding period in 2000. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported and we believe the sales of our products have been affected as a result.

Gross profit for the three months ended June 30, 2001 was $2,067,604, a decrease of $1,550,366 (42.9%) as compared to $3,617,970 for the corresponding period in 2000. Gross profit as a percentage of sales for the three months ended June 30, 2001 decreased to 31.8% compared to 39.5% for the corresponding period in 2000. Our gross profit percentage decreased in part due to a shift in product mix and higher fixed overhead costs as a percentage of net sales. Our fixed overhead costs remained stable for the three months ending June 30, 2001 compared to the corresponding period in 2000 while sales decreased 29.2%. Additionally, we have incurred higher production and installation costs for our two new product lines, the automatic palletizer and gripper conveyor system, as compared to other products that we sell. Historically, the initial production and installation of new products generate lower margins when they are first introduced.

Selling, general and administrative expenses for the three months ended June 30, 2001 were $1,395,011, an increase of $23,547 (1.1%) as compared to $1,371,464 for the corresponding period in 2000. The increase was due primarily to nonrecurring professional fees for tax planning, offset in part by reduced variable expenses including bonuses, commissions, and warranty costs.

Research and development expenses for the three months ended June 30, 2001 were $162,898, an increase of $3,435 (2.2%) as compared to $159,643 for the same period in 2000. These expenses were incurred primarily to develop enhanced software for our recently introduced automatic palletizer and gripper conveyor product lines.

Interest income for the three months ended June 30, 2001 was $140,395 as compared to $201,598 for the same period in 2000. The decrease in interest income resulted primarily from lower average balances of cash and cash equivalents and securities available for sale. During the three months ended June 30, 2001, we purchased 550,000 shares of common stock in a tender offer (see "Liquidity" below).

Six Months ending June 30, 2001
-------------------------------

Net Sales for the six months ended June 30, 2001 were $12,593,588, a decrease of $4,070,470 (24.4%) from net sales of $16,664,058 in the same period in 2000. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported and we believe the sales of our products have been affected as a result.

Gross profit for the six months ended June 30, 2001 was $4,202,931, a decrease of $2,055,748 (32.8%) as compared to $6,258,679 for the corresponding period in 2000. Gross profit as a percentage of sales for the six months ended June 30, 2001 decreased to 33.4% compared to 37.6% for the corresponding period in 2000. Our gross profit percentage decreased due to shifts in product mix; higher percentage of fixed manufacturing overhead costs due to lower shipment volumes; and higher production and installation costs for new products, which generally have lower margins when first released as compared to our other products.

Selling, general and administrative expenses for the six months ended June 30, 2001 were $2,854,154, an increase of $47,739 (1.7%) as compared to $2,806,415 for the same period in 2000. The increase was due primarily to nonrecurring charges. We incurred approximately $180,000 in costs associated with efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company, including fees and expenses relating to a proposed transaction that was not consummated. We also incurred a compensation charge of $70,000 relating to our payment to several non-executive employees of an amount equal to the excess of market value over exercise price of options the employee surrendered. Additionally, our costs include nonrecurring professional fees for tax planning. The increased expenses were offset in part by reduced variable expenses including bonuses, commissions, and warranty costs.

Research and development expenses for the six months ended June 30, 2001 were $329,410, an increase of $71,680 (27.8%) as compared to $257,730 for the same period in 2000. The increased spending is primarily due to software and hardware enhancements for our recently introduced automatic palletizer and gripper conveyor product lines.

Interest income for the six months ended June 30, 2001 was $350,484 as compared to $336,302 for the same period in 2000. The increase resulted from higher average balances of cash and cash equivalents and securities available for sale.

General
The Company's backlog as of June 30, 2001 was $5,376,000, after giving affect to an order that was canceled in July 2001, compared to $14,695,000 at June 30, 2000. The Company expects to ship all backlog items within the next twelve months. Orders booked during the quarter were $1,734,000 compared to orders of $9,199,000 during the same period in 2000. We believe that our operating results for the remainder of 2001 will continue to reflect the lower orders and backlog as compared to 2000.

Liquidity
On June 30, 2001, cash and cash equivalents and securities available for sale totaled $5,959,865 as compared to $16,988,495 at December 31, 2000, a decrease of $11,028,630 or 64.9%. This decrease was primarily due to our purchase, for $11,000,000, of 550,000 shares of Quipp common stock from our "modified Dutch auction" tender offer. In addition, we paid approximately $450,000 in fees and expenses. These amounts did not affect the statement of operations but reduced our retained earnings. Working capital on June 30, 2001 was $10,035,522, a decrease of $9,552,761 from $19,588,283 at December 31, 2000. The decrease is due primarily to the reduced cash, cash equivalents and securities available for sale resulting from our purchase of 550,000 shares of Quipp common stock. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Item 3   Quantitative and Qualitative Disclosure about Market Risk

Market Risk
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but, in order to ensure safety and liquidity, will only invest in instruments with credit quality where a secondary market exists. The counterparties are major financial institutions and government agencies. The market risk related to the Company's investment portfolios did not materially change from December 31, 2000 to June 30, 2001.


Forward Looking Statements
The statements contained in this quarterly report on Form 10-Q, including statements concerning shipment of backlog orders, operating results for the remainder of 2001 and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for our products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.

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


                                           QUIPP, INC.

Date:  August 13, 2001                     By:
                                           -----------------------------------
                                           Jeffrey S. Barocas
                                           Chief Financial Officer and Treasurer