Form 10-Q
period 2001-09-30
QUIPP INC
filed 2001-11-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001.
                      -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from   ________________  to ___________________


                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)




             Florida                                   59-2306191
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes  [X]               No  [ ]


The number of shares of the registrant's common stock, $.01 par value, outstanding at October 25, 2001 was 1,416,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                Page

         Item 1 - Unaudited Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets -                                        3
                    September 30, 2001 and December 31, 2000

                  Unaudited Consolidated Statements of Operations -                              4
                    Three and nine months ended September 30, 2001 and 2000

                  Unaudited Consolidated Statements of Cash Flows -                              5
                    Nine months ended September 30, 2001 and 2000

                  Notes to unaudited Consolidated Financial Statements                           6

         Item 2 - Management's Discussion and Analysis of                                        8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk                      10

PART II - OTHER INFORMATION

         Item 4  - Submission of Matters to a Vote of Security Shareholders                      11

         Item 6 - Exhibits and Reports on Form 8-K                                               11

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                            September 30, 2001     December 31, 2000
--------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                                                        $    694,906         $  1,086,101
Securities                                                                          6,591,780           15,902,394
Accounts receivable, net                                                            4,427,467            6,818,124
Inventories                                                                         3,649,679            3,772,806
Deferred tax asset-current                                                            804,649              804,649
Prepaid expenses and other receivables                                                287,727              585,442
                                                                                 ------------         ------------

Total current assets                                                               16,456,208           28,969,516

Other assets:
Property, plant and equipment, net                                                  2,029,716            2,096,228
Notes receivable                                                                      129,407                 --
Goodwill                                                                              320,006              343,421
Other assets                                                                           62,300               67,340
                                                                                 ------------         ------------

Total Assets                                                                     $ 18,997,637         $ 31,476,505
                                                                                 ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                              $    100,000         $    100,000
  Accounts payable and accrued expenses                                             1,194,907            1,773,107
  Accrued salaries & wages                                                            738,791            1,235,524
  Deferred revenues                                                                 3,240,312            3,900,545
  Income taxes payable                                                                   --                241,808
  Other accrued liabilities                                                         1,184,419            1,739,976
  Contract contingencies                                                              572,795              390,273
                                                                                 ------------         ------------


Total current liabilities                                                           7,031,224            9,381,233

Long-term debt                                                                        750,000              750,000
                                                                                 ------------         ------------

Total liabilities                                                                   7,781,224           10,131,233

Shareholders' equity:
     Common stock - par value $.01 per share, 8,000,000
     shares authorized, 1,416,775 and 1,898,251 shares
     issued and outstanding respectively in 2001and 2000)                              14,260               18,982
  Additional paid-in capital                                                             --              9,197,806
  Retained earnings                                                                11,350,529           12,166,609
  Treasury stock, at cost ( 9,250 and 2,500 shares                                   (148,376)             (38,125)
     in 2001 and 2000, respectively)

Total shareholders' equity                                                         11,216,413           21,345,272
                                                                                 ------------         ------------

Total liabilities and shareholders' equity                                       $ 18,997,637         $ 31,476,505
                                                                                 ============         ============

See accompanying notes to the unaudited consolidated financial statements

           QUIPP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited)

                                              For the three months ended       For the nine months ended
                                             September 30,   September 30,   September 30,   September 30,
                                                  2001           2000             2001           2000
---------------------------------------------------------------------------------------------------------

Net sales                                    $  3,970,016    $  9,109,325    $ 16,563,604    $ 25,773,383
Cost of sales                                   3,606,503       5,852,200      11,997,160      16,257,579
                                             ------------------------------------------------------------

Gross profit                                      363,513       3,257,125       4,566,444       9,515,804

Operating expenses:
   Selling , general and
     administrative expenses                    1,395,234       1,431,057       4,249,388       4,237,472
   Research and development                        20,881         294,795         350,291         552,525
                                             ------------------------------------------------------------

Operating (loss) profit                        (1,052,602)      1,531,273         (33,235)      4,725,807

                                             ------------------------------------------------------------
Other income (expense):
   Interest income                                 68,827         246,762         419,311         585,908
   Interest expense                                (5,825)        (10,425)        (21,943)        (30,667)
  Other                                              --              --           (33,417)           --
                                             ------------------------------------------------------------
                                                   63,002         236,337         363,951         555,241

                                             ------------------------------------------------------------
(Loss) income before income taxes                (989,600)      1,767,610         330,716       5,281,048
Income tax (benefit) expense                     (346,360)        609,466         130,476       1,839,185
                                             ------------------------------------------------------------

Net (loss) income                            $   (643,240)   $  1,158,144    $    200,240    $  3,441,863

---------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic (loss) income per common share             (0.45)           0.61            0.12            1.82
   Diluted (loss) income per common share           (0.45)           0.59            0.12            1.78

  Basic average number of common                1,416,782       1,895,327       1,697,560       1,890,644
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding      1,416,782       1,981,414       1,739,630       1,938,489
---------------------------------------------------------------------------------------------------------


See accompanying notes to the unaudited consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                                   2001               2000
------------------------------------------------------------------------------------------------


Cash provided by operations:
   Net income                                                 $    200,240         $  3,441,863

Reconciliation of net income to net cash
provided by operations:
   Depreciation and amortization                                   222,536              200,959
   Allowance for doubtful accounts                                 225,000               50,000
   Issuance of shares to employees                                 214,474              152,663
Changes in operational assets and liabilities:
   Accounts receivable, net                                      2,165,657             (369,869)
   Inventories                                                     123,127           (1,053,692)
   Prepaid taxes                                                   (35,029)                --
   Other assets, prepaid expenses and
       other receivables                                           337,784             (116,165)
   Accounts payable and other accrued liabilities               (1,630,490)             863,791
   Contract contingencies                                          182,522              (78,597)
   Deferred revenues                                              (660,233)             754,699
   Income taxes payable                                           (241,808)              (7,163)
                                                              ---------------------------------

Net cash provided by operations                                  1,103,780            3,838,489
                                                              ---------------------------------

Cash flow from investing activities:
   Securities purchased                                        (10,157,595)         (19,622,266)
   Securities sold                                              19,468,209           13,153,842
   Loan issued to customers                                       (129,407)                --
   Capital expenditures                                           (132,609)            (124,834)
                                                              ---------------------------------

Net cash  provided by (used in)  investing activities            9,048,598           (6,593,258)
                                                              ---------------------------------

Cash flow from financing activities:
    Purchase 550,000 shares from tender offer                  (11,461,136)                --
    Purchase of shares for Treasury                               (110,250)                --
    Exercise of stock options                                    1,027,813               36,750
                                                              ---------------------------------

Net cash (used in) provided by financing activities            (10,543,573)              36,750
                                                              ---------------------------------

Decrease in cash and cash equivalents                             (391,195)          (2,718,019)

Cash and cash equivalents at the beginning of the year           1,086,101            2,868,262
-----------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the quarter               $    694,906         $    150,243
-----------------------------------------------------------------------------------------------

Supplemental disclosure of cash payments made for:

   Interest                                                   $     21,943         $     30,667
                                                              ---------------------------------
   Income Taxes                                               $    407,313         $  1,851,500
-----------------------------------------------------------------------------------------------


See accompanying notes to the unaudited consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2000 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2000 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at September 30, 2001 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2001 and December 31, 2000 is as follows:

                             September 30, 2001      December 31, 2000
                             ------------------      -----------------
Raw Materials                    $1,665,354             $2,648,884
Work in Process                   1,055,757                723,547
Finished Goods                       86,418                 72,375
                                 ----------             ----------
 Subtotal
                                  2,807,529              3,444,806
Shipped to customers                842,150                328,000
                                 ----------             ----------
 Total                            3,649,679              3,772,806

Inventory includes balances totaling $842,150 and $328,000 at September 30, 2001 and December 31, 2000 respectively, for equipment shipped to customers but not recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete.

NOTE 3 - REVENUE RECOGNITION

Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances.

At September 30, 2001, the Company deferred sales of $1,521,659 for products that shipped but require complex installation services. The Company will recognize the revenue from these products when installation is complete. Pending the completion of installation, the $1,521,659 is included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

NOTE 4 - (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending September 30, 2001, common stock equivalents were not considered since their effect would be antidilutive.

NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 financial statement presentation.

NOTE 6 - RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Any goodwill and intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized until the adoption of SFAS 142. SFAS 141 will require upon adoption of SFAS 142 that goodwill acquired in a prior purchase business combination be evaluated and any necessary reclassifications be made in order to conform to the new criteria in SFAS 142 for recognition of intangible assets apart from goodwill. Any impairment loss will be measured as of the date of the adoption and recognized as a cumulative effect of a change in accounting principles in the first interim period. The Company does not expect the adoption of these standards to have a material impact on the consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,
                                                  2001              2000               2001              2000
                                              (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------

Net sales                                             100.0%            100.0%             100.0%            100.0%
Gross profit                                            9.2%             35.8%              27.6%             36.9%
Selling, general and administrative
expenses                                               35.1%             15.7%              25.7%             16.4%
Research and development                                 .5%              3.2%               2.1%              2.1%
Interest income                                         1.7%              2.7%               2.5%              2.3%
Net (loss) income                                    (16.2)%             12.7%               1.2%             13.4%


Three Months ending September 30, 2001
--------------------------------------

NET SALES for the three months ended September 30, 2001 were $3,970,016, a decrease of $5,139,309 (56.4%) from net sales of $9,109,325 for the corresponding period in 2000. We believe that the decrease reflects a slowdown in the U.S economy and specifically a reduction in capital spending by newspaper industry publishers. The decline in advertising revenues for the newspaper industry has been widely reported, and we believe the sales of our products have been affected as a result.

GROSS PROFIT for the three months ended September 30, 2001 was $363,513, a decrease of $2,893,612 (88.8%) as compared to gross profit of $3,257,125 for the corresponding period in 2000. Gross profit as a percentage of sales for the three months ended September 30, 2001 decreased to 9.2% compared to 35.8% for the corresponding period in 2000. Our gross profit percentage decreased due to shifts in product mix and a higher percentage of fixed manufacturing overhead costs due to lower shipment volumes. We have incurred higher production and installation costs for our two new product lines, the automatic palletizer and gripper conveyor system, as compared to other products that we sell. Historically, the initial production and installation of new products generate lower margins when they are introduced. Nevertheless, costs with regard to installation of the palletizer and gripper conveyor have exceeded management's expectations and have had a more pronounced effect on our gross margins than management initially anticipated. We have completed gripper conveyor installations that were pending during the third quarter, and have made meaningful progress in satisfying remaining issues related to our palletizer. Therefore, we expect margins to improve in the fourth quarter of 2001.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2001 were $1,395,234, a decrease of $35,823 (2.5%) as compared to $1,431,057 for the corresponding period in 2000. The decrease is primarily due to reduced variable expenses including bonuses, commissions and warranty costs offset in part by a $275,000 increase in the allowance for doubtful accounts.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2001 were $20,881, a decrease of $273,914 (92.9%) as compared to $294,795 for the same period in 2000. For the three months ending September 30, 2001, we focused our engineering and technical efforts primarily on the design, production and installation of customer orders. Costs related to these activities are charged to cost of goods sold as incurred.

INTEREST INCOME for the three months ended September 30, 2001 was $68,827 as compared to $246,762 for the same period in 2000. The decrease in interest income resulted primarily from lower average balances of cash and cash equivalents and securities for sale. In May 2001, we purchased 550,000 shares of common stock in a tender offer (see "Liquidity" below).

Nine Months ending September 30, 2001
-------------------------------------

SALES for the nine months ended September 30, 2001 were $16,563,604, a decrease of $9,209,779 (35.7%) from net sales of $25,773,383 for the same period in 2000. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported and we believe the sales of our products have been affected as a result.

GROSS PROFIT for the nine months ended September 30, 2001 was $4,566,444, a decrease of $4,949,360 (52.0%) as compared to $9,515,804 for the corresponding period in 2000. Gross profit as a percentage of sales for the nine months ended September 30, 2001 decreased to 27.6% compared to 36.9% for the corresponding period in 2000. Our gross profit percentage decreased due to shifts in product mix; higher percentage of fixed manufacturing overhead costs due to lower shipment volumes; and higher production and installation costs for new products, which is discussed in more detail above under "Three Months ending September 30, 2001."

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2001 were $4,249,388, approximately equal to Selling, general and administrative expenses of $4,237,472 for the same period in 2000. The expenses for the nine months ended September 30, 2001 include a $225,000 net increase in the allowance for doubtful accounts; approximately $180,000 in costs associated with efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company, including fees and expenses relating to a proposed transaction that was not consummated; approximately $100,000 of nonrecurring professional fees for tax planning; and a compensation charge of $70,000 relating to our payment to several non-executive employees of an amount equal to the excess of market value over exercise price of options the employee surrendered. The increased expenses were offset in part by reduced variable expenses, including bonuses, commissions, and warranty costs.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2001 were $350,291, a decrease of $202,234 (36.6%) as compared to $552,525 for the same period in 2000. For the nine months ended September 30, 2001, we have focused much of our engineering and technical efforts on the custom design, production and installation of customer orders. Costs related to these activities are charged to cost of goods sold as incurred.

INTEREST INCOME for the nine months ended September 30, 2001 was $419,311 as compared to $585,908 for the same period in 2000. The decrease in interest income resulted from lower average balances of cash and cash equivalents and securities available for sale. In May 2001, we purchased 550,000 shares of common stock in a tender offer (see "Liquidity" below).

GENERAL
Our Company's backlog as of September 30, 2001 was approximately $6,400,000 compared to approximately $12,115,000 at September 30, 2000. We expect to ship all backlog items within the next twelve months. Orders booked during the quarter were approximately $4,292,000 compared to orders of approximately $5,948,000 during the same period in 2000. We believe that our operating results for the remainder of 2001 will continue to reflect the lower orders and backlog as compared to 2000, but will reflect some improvement from results for the quarter ended September 30, 2001.

LIQUIDITY
On September 30, 2001, cash and cash equivalents and securities available for sale totaled $7,286,686 as compared to $16,988,495 at December 31, 2000, a decrease of $9,701,809 or 57.1%. This decrease was primarily due to our purchase, for $11,000,000, of 550,000 shares of our common stock in our "modified Dutch auction" tender offer in May 2001. In addition, we paid approximately $460,000 in related fees and expenses. Theses amounts did not affect the statement of operations but reduced our shareholders' equity. Working capital on September 30, 2001 was $9,424,984, a decrease of $10,163,299 from $19,588,283 at December 31, 2000. The decrease is due primarily to the reduced cash, cash equivalents and securities available for sale resulting from our purchase of 550,000 shares of our common stock in the tender offer. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations is sufficient to fund operations at the current level.

FORWARD LOOKING STATEMENTS
The statements contained in this quarterly report on Form 10-Q, including statements concerning anticipated improvements in margins in the fourth quarter of 2001, operating results for the remainder of 2001, shipment of backlog orders and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and other problems relating to the completion of certain pending installations and engineering and production difficulties.


Item 3   Quantitative and Qualitative Disclosure about Market Risk

MARKET RISK
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices for items such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, our exposure to interest rate fluctuations relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but in order to ensure safety and liquidity, will only invest in instruments with credit quality and where a secondary market exists. The counter parties are major financial institutions and government agencies. The market risk related to the Company's investment portfolios did not materially change from December 31, 2000 to September 30, 2001.

PART II - OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security Shareholders

On July 10, 2001, we held our annual meeting of shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of two directors to serve until the 2004 Annual Meeting of Shareholders and a proposal to ratify the appointment of KPMG LLP as our independent public accountants for 2001.

The voting results were as follows:

1.       Election of Directors.

         Name of Nominee                  For                      Withheld
         ---------------                  ---                      --------
         Richard H. Campbell           1,176,608                   14,570
         Cristina H. Kepner            1,176,608                   14,570


2. Ratification of the appointment of KPMG LLP as our independent public accountants for 2001.

              For        Against      Abstain        Broker Non-votes
              ---        -------      -------        ----------------
         1,155,850        35,298          30                  0


In addition, the terms of office of Ralph M. Branca, Louis D. Kipp, Anthony P. Peri, and William L. Rose continued after the meeting. Mr. Peri resigned from the Board of Directors effective August 31, 2001.

Item 6   Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  3.  Bylaws of Quipp, Inc. as amended.


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          QUIPP, INC.

Date:  November 13, 2001

                                          By: /S/ Jeffrey S. Barocas
                                          ---------------------------
                                          Jeffrey S. Barocas
                                          Chief Financial Officer and Treasurer