Form 10-K
period 2001-12-31
QUIPP INC
filed 2002-03-26
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


For the transition period from                     to
                               -------------------     ---------------------

                         Commission file number 0-14870
                                                -------

                                   Quipp, Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)

          Florida                                                59-2306191
-------------------------------                              -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

           4800 NW 157th Street, Miami, Florida                    33014
           -------------------------------------                  ------
          (Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will since not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K). __

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 5, 2002 was approximately $19,227,000*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at February 5, 2002 was 1,417,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 2002 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------
                                    Part III

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

                                   QUIPP, INC.

                                TABLE OF CONTENTS

                                                                                                        Page
                                     PART I

Item 1.      Business.................................................................................... 3

Item 2.      Properties.................................................................................. 6

Item 3.      Legal Proceedings........................................................................... 6

Item 4.      Submission of Matters to a Vote of Security Holders......................................... 6

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters....................... 7

Item 6.      Selected Financial Data..................................................................... 8

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations.................................................................................. 9

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.................................. 12

Item 8.      Financial Statements and Supplementary Data................................................. 12

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure.................................................................................. 28

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant.......................................... 28

Item 11.     Executive Compensation...................................................................... 28

Item 12.     Security Ownership of Certain Beneficial Owners and Management.............................. 28

Item 13.     Certain Relationships and Related Transactions.............................................. 28

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 29

                                     PART I



ITEM I - BUSINESS
-----------------

Through our wholly owned subsidiary, Quipp Systems, Inc., we manufacture, sell and install post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, transferred to the shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and computerized control systems facilitate the automated movement of newspapers from the printing press to the delivery trucks.

Our product line includes the following equipment, which we sell individually or as part of integrated post-press system installations that include several of our products and, in some instances, products of other manufacturers.

Newspaper Stackers - The Series 400 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The newly developed Series 400C Stacker is a versatile product that can be adjusted to count and stack a variety of newspaper sizes. The Quipp Sport Stacker, marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 60,000 copies per hour.

Bottomwrapper - The Quipp Viper, our bottomwrapper, applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

Automatic Cart Loading System - This system loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader and placed in a truck for delivery to the distribution site.

Newspaper Conveyor Systems - Our conveyor systems, including the Quipp-Gripp II
(TM), Quipp Twin-Trak and Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp II uses a series of grippers mounted on an articulating chain to pick up and transport newspapers. Each Quipp-Gripp II gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

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

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and we have a staff of technicians that provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2001, 2000 and 1999, spare parts sales accounted for approximately 9%, 7%, and 7% of our net sales revenue, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 5%, 13% and 6% of total sales in 2001, 2000, and 1999, respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA
                                                                                 2001              2000           1999
         ------------------------------------------------------------------------------------------------------------------

         United States                                                        $20,638,351      $30,905,022      $29,835,263
         Far East                                                                  69,577          785,934          441,194
         Canada                                                                   126,593        1,360,731          354,246
         Latin America                                                            469,237        2,125,993          849,239
         Other                                                                    365,084          174,067          151,889
                                                                         ---------------------------------------------------

                                                                              $21,668,842      $35,351,747      $31,631,831
         ------------------------------------------------------------------------------------------------------------------


As of December 31, 2001, our backlog of orders was approximately $6,611,000, as compared to $11,457,000 on December 31, 2000. Orders booked in 2001 were $15,704,000 as compared to $30,647,000 in 2000. It has been widely reported that newspapers curtailed or delayed spending for capital equipment in 2001 due to negative economic developments, including a decline in advertising revenue. We believe that the reported decline in newspaper industry conditions principally caused our incoming orders to decline to the lowest level since 1994. If incoming orders remain at 2001 levels or decrease, our financial results in 2002 could be further adversely affected. We expect to ship all orders included in our backlog within the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the years ended December 31, 2001, 2000 and 1999, no single newspaper accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. accounted for 13% of our net sales in 2001. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12% of our net sales in 2000, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers in a given year are usually different from the largest customers in any other year.

OEM sales accounted for approximately 3.5%, 12.6% and 9.6% of our total sales in 2001, 2000, and 1999, respectively.

COMPETITION
The newspaper industry has experienced a decrease in size in recent years, as the number of newspapers in the country has declined and ownership of newspapers has been consolidated. Moreover, in recent years, there has been consolidation among manufacturers of newspaper material handling equipment, as well as new entrants into the market. These developments have increased competition in the industry, and some of our competitors have much greater financial resources than ours.

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

MARKETING
We have 13 employees on our sales support and direct sales staff. In North America, we sell our products through five direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale.

PATENTS AND TRADEMARKS
We hold 30 U.S. and foreign patents, which expire during the period from 2005 to 2017. We have one patent pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" and "Quipp Gripp" are registered trademarks of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $379,437, $669,855 and $742,865 in 2001, 2000 and 1999 respectively. The majority of our 2001 research and development costs represented expenditures for improvements to the automatic palletizer system and development of the Quipp-Gripp II. In 2001, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Cost related to these activities are charged to cost of goods sold as incurred rather than to research and development.

EMPLOYEES
As of December 31, 2001, we had 119 full-time employees. None of our employees are represented by a union and we consider our employee relations to be good.

OTHER DEVELOPMENTS
As previously announced by the Company, in late 2000 and early 2001, we were engaged in negotiations with a potential buyer for a transaction that would result in the potential buyer's purchase of our Company. However, as negotiations proceeded through February and March 2001, we were advised that the tightening of the credit market and developments affecting the economy and the newspaper industry generally, and the Company specifically, among other factors, impaired the purchaser's ability to obtain financing to complete the acquisition on the proposed terms. Therefore, we terminated negotiations.

In April 2001, we commenced a modified "Dutch auction" tender offer. Upon completion of the offer in May 2001, we purchased 550,000 shares of our common stock at a purchase price of $20 per share.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:


    Name                              Business Experience During the Past Five Years                          Age
    ----                              ----------------------------------------------                          ---
Michael S.Kady                      Mr. Kady became President and Chief Executive                              52
                                    Officer Quipp, Inc. in February 2002. Mr. Kady was
                                    President of GMP Metal Products, a manufacturer of
                                    components supplied to major original equipment
                                    manufacturers in the agricultural equipment, construction
                                    machinery and transportation equipment markets, from January
                                    2000 to January 2001.  From May 1999 to January 2000,
                                    Mr. Kady was a private consultant engaged in strategy
                                    development for privately held companies.  From May 1996
                                    to May 1999, he was President and Chief Operating Officer
                                    of Shuttleworth, Inc., a designer and builder of automated material handling systems and equipment for the electronics, automotive, food and beverage and printing industries.

Christer A. Sjogren                 Mr. Sjogren, Executive Vice President of Quipp Systems, Inc.               59
                                    since 1994, has served Quipp or Quipp
                                    Systems in various capacities since 1983. He
                                    is responsible for our research, development
                                    and engineering functions.

David Switalski                     Mr. Switalski, Vice President of Operations of Quipp                       43
                                    Systems, Inc. since July 2000, has served Quipp or Quipp
                                    Systems in various capacities since 1984.

Eric Bello                          Mr. Bello, became Director of Finance and Treasurer of                     38
                                    Quipp, Inc. in March 2002 and was Quipp's Controller from
                                    October 1999 until March 2002.  Mr. Bello served as
                                    Corporate Controller of Med-Waste, Inc., a company
                                    involved in medical waste management, from February
                                    1999 to October 1999. He was Controller of  Nature's
                                    Products, Inc., a vitamin manufacturer from October 1998
                                    to February 1999. He worked in various capacities, including
                                    Controller for the U.S. Division of  Althin Medical, Inc., a medical device manufacturer from March 1994 to October 1999.

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

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER
-------------------------------------------------------------------------
         MATTERS
         -------

Our Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP." The following table sets forth the high and low sales prices of our Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2001 and 2000:

         -------------------------------------------------------------------------------------------------------------------
                                                                          2001                              2000
                                                                   High            Low               High             Low
         -------------------------------------------------------------------------------------------------------------------
         First Quarter                                            $26.44          $20.75            $16.00           $14.50
         Second Quarter                                            21.75           16.13             19.63            15.06
         Third Quarter                                             17.34           13.94             26.00            18.63
         Fourth Quarter                                            15.45           12.31             26.06            22.25
         -------------------------------------------------------------------------------------------------------------------

We did not pay any dividends in 2000 or 2001.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2001 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

                             Selected Financial Data
                 (In thousands, except per share and share data)

--------------------------------------------------------------------------------------------------------------------------------
Year Ended                                                 2001           2000          1999           1998           1997
--------------------------------------------------------------------------------------------------------------------------------
Income Statement Information:
Net sales                                                    $21,669        $35,352       $31,632         $27,121       $27,018
  Gross profit                                                 5,250         13,219        11,483          10,166         9,769
  Selling, general and administrative expenses                 5,019          5,623         5,693           4,925         4,690
  Research and development                                       379            670           743             760           583
  Operating (loss) profit                                      (149)          6,926         5,047           4,481         4,517
  Other income (expense), net                                    420            793           531             601           415
--------------------------------------------------------------------------------------------------------------------------------
  Net income                                                     190          5,013         3,673           3,348         3,081
--------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net income per share (basic)                                   .12           2.65          2.02            2.05          1.95
  Net income per share (diluted)                                 .11           2.57          1.97            1.96          1.89
  Book value per share                                          8.00          11.28          8.55           13.67         11.58
  Market price per share (unaudited) - high                    26.44          26.06         24.00           20.38         17.50
                                     - low                     12.31          14.50         12.50           14.50          8.25
--------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Information
  Current assets                                             $15,029        $28,970       $21,972         $28,954       $22,882
  Total assets                                                17,839         31,477        24,435          31,278        25,303
  Current liabilities                                          5,854          9,381         7,454           7,834         5,693
  Long-term liabilities                                          650            750           850             950         1,050
  Shareholders' equity                                        11,336         21,345        16,131          22,494        18,560
Weighted average number of equivalent
shares outstanding                                         1,658,296      1,948,956     1,862,116       1,707,366     1,630,213

--------------------------------------------------------------------------------------------------------------------------------

In May 2001, we purchased 550,000 shares of our common stock for $11,000,000 in a modified "Dutch auction" tender offer. We also incurred $461,136 in related fees and expenses. In May 1999, we paid a special dividend of $7.00 per share, totaling $13,196,008, to shareholders. The reduction in shareholders' equity in 2001 and 1999 reflects these transactions.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
(Note: All dollar amounts are in thousands)
2001 vs. 2000
                                                 2001                   2000
--------------------------------------------------------------------------------
Net Sales                                      $ 21,669               $ 35,352
--------------------------------------------------------------------------------
Increase (Decrease)        $                    (13,683)
                           %                   %    (39)

We believe the decrease in sales is due to a slowdown in the U.S. and Latin American economies and specifically a reduction in capital spending by newspaper publishers. The decline in newspaper advertising revenue has been widely reported, and we believe that the sale of our products have been affected as a result.

                                                 2001                   2000
--------------------------------------------------------------------------------
Gross Profit                                    $ 5,250               $ 13,219
--------------------------------------------------------------------------------
Increase (Decrease)        $                     (7,969)
                           %                        (60)
Percentage of Net Sales                              24%                    37%

The decrease in gross profit as a percentage of sales is due primarily to shifts in product mix, a higher percentage of fixed manufacturing overhead costs due to lower production volumes, and higher production and installation costs for our new products. We have incurred higher production and installation costs for two new products, the automatic palletizer and gripper conveyor system, as compared to other products that we sell. Historically, the initial production and installation of new products generate lower margins when they are introduced. Nevertheless, costs with regard to installation of the palletizer and the Quipp Gripp II, our gripper conveyor, exceeded management's expectations and have had a more pronounced effect on our gross margins than management initially anticipated. We successfully completed several gripper conveyor and palletizer installations during 2001 and anticipate that the experience we have gained will enable us to better gauge pricing and costs in connection with new orders for these products.

                                                 2001                   2000
--------------------------------------------------------------------------------
Selling, General and Administrative Expense     $ 5,019                $ 5,623
--------------------------------------------------------------------------------
Increase (Decrease)        $                       (604)
                           %                        (11)
Percentage of Net Sales                              23%                    16%

Selling, General and Administrative Expense expenses decreased primarily due to reduced variable expenses, including bonuses, commissions, and warranty costs. The reduced expenses were offset in part by approximately $180,000 in costs associated with efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company, including fees and expenses relating to a proposed transaction that was not consummated; approximately $110,000 net increase to allowance for doubtful accounts; approximately $100,000 of nonrecurring professional fees for tax planning; and a compensation charge of $70,000 relating to our payment to several non-executive employees of an amount equal to the excess of market value over exercise price of options surrendered by the employees.

                                                 2001                   2000
--------------------------------------------------------------------------------
Research and Development                        $   379                $   670
--------------------------------------------------------------------------------
Increase (Decrease)        $                       (291)
                           %                        (43)
Percentage of Net Sales                               2%                     2%

The majority of our 2001 research and development costs represented expenditures for improvements to the automatic palletizer system and development of the Quipp-Gripp II. In 2001, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Cost related to these activities are charged to cost of goods sold as incurred.

                                                 2001                   2000
--------------------------------------------------------------------------------
Other Income and Expense (Net)                $     420             $      793
--------------------------------------------------------------------------------
Increase (Decrease)        $                       (373)
                           %                        (47)
Percentage of Net Sales                               2%                     2%

The decrease in other income and expense (net) is primarily due to the decrease in interest income. The decrease in interest income resulted from lower average balances of cash and cash equivalents and securities available for sale. In May 2001, we purchased 550,000 shares of common stock in a tender offer for $11,000,000 and also incurred $461,136 in related fees and expenses.


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

Our sales growth was primarily due to improved international sales. The increase in international sales reflects our increased sales efforts, including the hiring of a sales representative and additional sales support staff in 1999. Sales for our core product lines, stackers and bottomwrappers, remained strong. The 2000 sales growth also included increased sales of original equipment manufacturers (OEM) equipment as well as increased installation and service fees. We sell OEM products to offer our customers a single source solution for integrated post-press material handling systems.

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

The increase in gross profit as a percentage of net sales was due in part to improved gross profit on OEM equipment sales. Additionally, our gross profit percentage improved due to lower fixed overhead costs as a percentage of net sales. Our fixed overhead costs remained stable in 2000 compared to 1999 while net sales increased by 12%.

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

The decrease in selling, general and administrative expenses was primarily attributable to lower marketing expenses offset in part by higher direct sales costs and professional fees. The decreased marketing expenses reflect reduced spending on trade shows and advertising. In 1999, we incurred higher trade show and advertising costs related to the introduction and promotion of two new product lines. Direct selling costs, such as travel and commission expense, increased in 2000 principally due to our increased international sales efforts. Professional fees increased in 2000 primarily due to costs associated with evaluating strategic alternatives to maximize shareholder value.

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

The increase in other income and expense (net) was primarily due to the increase in interest income. This increase resulted from higher interest rates on our securities available for sale and higher average balances of cash and cash equivalents and securities available for sale (see "Liquidity and Capital Resources" below).

General
The majority of our sales are made on a contract basis. Typically, we receive a deposit upon the execution of the sales contract. Prior to shipment, we receive additional installment payments. We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the completion of the installation, and the receipt and nature of new orders. Our backlog, as of December 31, 2001 and December 31, 2000, was $6,611,000 and $11,457,000, respectively. Orders booked in 2001 were $15,704,000 as compared to $30,647,000 in 2000. It has been widely reported that newspapers curtailed or delayed spending for capital equipment in 2001. We believe that the reported decline in newspaper industry conditions principally caused our incoming orders to fall to the lowest level since 1994.

Liquidity and Capital Resources
Over the past several years, we have been able to generate sufficient cash to support our operations, pay a special dividend to shareholders in 1999 totaling $13,339,318 and purchase 550,000 shares of our common stock in a tender offer in 2001 for an aggregate of $11,000,000, plus $461,136 in expenses. Although, as described above, our operating results in 2001 were well below the levels of recent years, our cash flow was not adversely affected by operations. After adjusting 2000 year end cash, cash equivalents and securities available for sale to give effect to the tender offer, our cash, cash equivalents and securities available for sale increased by $2,223,818 in 2001. While our cash, cash equivalents and marketable securities may decline in 2002 if adverse economic conditions continue, we do not anticipate that we will be required to seek external funding.

Our long-term debt consists solely of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2001, the balance due on the bonds was $750,000, of which $100,000 is classified as a current liability on our balance sheet. During 2001, the bonds bore interest at an average rate of 3.4%.

On December 31, 2001, cash, cash equivalents and securities available for sale totaled $7,751,177, as compared to $16,988,495 at December 31, 2000, a decrease of $9,237,318. As noted above, this decrease was primarily due to our purchase, for $11,000,000, of 550,000 shares of our common stock in our "modified Dutch auction" tender offer in May 2001. In addition, we paid $461,136 in related fees and expenses. These amounts did not affect the statement of operations but reduced our shareholders' equity. The decrease was offset in part by cash provided by operations. Working capital at December 31, 2001 was $9,175,570, a decrease of $10,412,713 from $19,588,283 at December 31, 2000. The decrease in working capital was due primarily to our purchase of our common stock in the tender offer. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Critical Accounting Policies
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting polices, namely those of our accounting policies that are most important to the representation of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain.

We believe that our most critical accounting policies relate to (1) revenue recognition involving complex installation services, (2) allowance for doubtful accounts, (3) contract contingencies, and (4) warranty reserves.

Our revenue recognition policy with regard to equipment sales requiring complex installation services calls for recognition when installation is complete. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management must often make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree of subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction.

We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, future warranty return rates or repair costs could be in excess of our warranty reserves. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

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

Forward Looking Statements
The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders, possible decline in cash, cash equivalents and marketable securities, and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, delays in shipment, cancellation of customer orders, and engineering and production difficulties.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

                                                                                                              Page
                                                                                                              ----
Independent Auditors' Report                                                                                    13
Financial Statements:

         Consolidated Balance Sheets as of December 31, 2001 and 2000                                           14

         Consolidated Statements of Income for each of the years in the three-year period ended
         December 31, 2001                                                                                      15

         Consolidated Statements of Shareholders' Equity for each of the years in the three-year period
         ended December 31, 2001                                                                                16

         Consolidated Statements of Cash Flows for each of the years in the three-year period ended
         December 31, 2001                                                                                      17

         Notes to Consolidated Financial Statements.                                                            18

Independent Auditors' Report

The Board of Directors
Quipp, Inc.:

         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2001 as listed in item 14(a)2 of the Company's 2001 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



/ s / KPMG LLP
Ft. Lauderdale, Florida
February 5, 2002


<

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                                                                     2001                  2000
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                  $  1,627,937            $  1,086,101
    Securities available for sale                                                                 6,123,240              15,902,394
    Accounts receivable, net                                                                      3,382,105               6,818,124
    Inventories                                                                                   2,498,935               3,772,806
    Deferred tax assets-current                                                                     837,448                 804,649
    Prepaid expenses and other current assets                                                       320,475                 585,442
    Current portion of notes receivable                                                             238,940                      --

                                                                                               ------------------------------------
Total current assets                                                                             15,029,080              28,969,516

Property, plant and equipment, net                                                                1,959,258               2,096,228
Notes receivable                                                                                    477,882                      --
Goodwill                                                                                            312,201                 343,421
Other assets                                                                                         60,620                  67,340
                                                                                               ------------------------------------

Total Assets                                                                                   $ 17,839,041            $ 31,476,505
                                                                                               ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                           $    100,000            $    100,000
   Accounts payable                                                                               1,113,510               1,773,107
   Accrued salaries and wages                                                                       433,359               1,235,524
   Deferred revenues                                                                              2,275,351               3,900,545
   Income taxes payable                                                                                  --                 241,808
   Contract contingencies                                                                           857,976                 390,273
   Other accrued liabilities                                                                      1,073,314               1,739,976
                                                                                               ------------------------------------
Total current liabilities                                                                         5,853,510               9,381,233

Long-term debt                                                                                      650,000                 750,000
                                                                                               ------------------------------------

Total liabilities                                                                                 6,503,510              10,131,233

Contingencies (Note 15)

Shareholders' Equity:
   Common stock - par value $.01 per share, authorized 8,000,000
      shares, issued 1,426,025 shares in 2001 and 1,898,251                                          14,260                  18,982
      shares in 2000
   Additional paid-in capital                                                                             --              9,197,806
   Treasury Stock, at cost (9,250 shares in 2001,
      2,500 shares in 2000)                                                                        (148,375)                (38,125)
 Retained earnings                                                                               11,414,178              12,166,609
 Other comprehensive income                                                                          55,468                      --
                                                                                               ------------------------------------

                                                                                                 11,335,531              21,345,272
                                                                                               ------------------------------------


Total Liabilities and Shareholders' Equity                                                     $ 17,839,041            $ 31,476,505
                                                                                               ====================================


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                               2001                  2000                 1999
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                  $ 21,668,842          $ 35,351,747          $ 31,631,832
Cost of sales                                                               (16,418,908)          (22,132,564)          (20,148,851)
                                                                           --------------------------------------------------------

Gross profit                                                                  5,249,934            13,219,183            11,482,981
                                                                           --------------------------------------------------------

Operating expenses:
   Selling, general and administrative expenses                              (5,019,168)           (5,623,178)           (5,693,523)
   Research and development                                                    (379,437)             (669,855)             (742,865)
                                                                           --------------------------------------------------------

Operating (loss) profit                                                        (148,671)            6,926,150             5,046,593

-----------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Interest income                                                              446,011               833,933               566,489
   Interest expense                                                             (26,266)              (40,957)              (35,745)
                                                                           --------------------------------------------------------

                                                                                419,745               792,976               530,744

-----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                      271,074             7,719,126             5,577,337

Income tax expense                                                              (81,173)           (2,706,452)           (1,904,648)
                                                                           --------------------------------------------------------

Net income                                                                 $    189,901          $  5,012,674          $  3,672,689
                                                                           ========================================================

-----------------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                                           $       0.12          $       2.65          $       2.02
   Diluted income per common share                                         $       0.11          $       2.57          $       1.97

Basic average number common shares                                            1,626,787             1,891,928             1,822,783
     outstanding

Diluted average number of common and
   common equivalent shares outstanding                                       1,658,296             1,948,956             1,862,116

===================================================================================================================================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                             Additional
                                       Common Stock            Paid-In       Retained
                                   Shares         Amount       Capital       Earnings
------------------------------------------------------------------------------------------
Balances on
       January 1, 1999            1,644,994         16,450      5,800,581     16,677,254
Net income                               --             --             --      3,672,689
Issuance of shares to
   employees                          1,400             14         28,662             --
Special dividend                         --             --             --    (13,196,008)

Exercise of stock options
   (includes tax benefit of
    $326,191                        238,750          2,387      3,129,304             --
------------------------------------------------------------------------------------------

Balances on
      December 31, 1999           1,885,144         18,851      8,958,547      7,153,935
Net income                               --             --             --      5,012,674
Issuance of shares to
   employees                          8,357             83        152,580             --
Purchase of treasury Stock               --             --             --             --
Exercise of stock options
   (includes tax benefit of
    $11,851                           4,750             48         86,679             --
------------------------------------------------------------------------------------------

Balances on
      December 31, 2000           1,898,251         18,982      9,197,806     12,166,609
Net income                               --             --             --        189,901
Issuance of shares to
   employees                          9,149             92        214,383             --
Unrealized gain on securities
  held for sale, net of taxes            --             --             --             --
Purchase of treasury Stock               --             --             --             --
Exercise of stock options
   (includes tax benefit of
    $73,988)                         68,625            686      1,101,115             --
Purchase stock in "modified
  Dutch auction" tender offer      (550,000)        (5,500)   (10,513,304)      (942,332)
------------------------------------------------------------------------------------------

Balances on
      December 31, 2001           1,426,025         14,260             --     11,414,178
                                ==========================================================

[RESTUBBED]

                                                                    Other         Total
                                           Treasury Stock        Comprehensive  Shareholders'
                                        Shares          Amount      Income        Equity
---------------------------------------------------------------------------------------------
Balances on
       January 1, 1999                       --            --             --    22,494,285
Net income                                   --            --             --     3,672,689
Issuance of shares to
   employees                                 --            --             --        28,676
Special dividend                             --            --             --   (13,196,008)

Exercise of stock options
   (includes tax benefit of
    $326,191                                 --            --             --     3,131,691
------------------------------------------------------------------------------------------

Balances on
      December 31, 1999                      --            --             --    16,131,333
Net income                                   --            --             --     5,012,674
Issuance of shares to
   employees                                 --            --             --       152,663
Purchase of treasury Stock                2,500       (38,125)            --       (38,125)
Exercise of stock options
   (includes tax benefit of
    $11,851                                  --            --             --        86,727
------------------------------------------------------------------------------------------

Balances on
      December 31, 2000                   2,500       (38,125)            --    21,345,272
Net income                                   --            --             --       189,901
Issuance of shares to
   employees                                 --            --             --       214,475
Unrealized gain on securities
  held for sale, net of taxes                --            --         55,468        55,468
Purchase of treasury Stock                6,750      (110,250)            --      (110,250)
Exercise of stock options
   (includes tax benefit of
    $73,988)                                 --            --             --     1,101,801
Purchase stock in "modified
  Dutch auction" tender offer                --            --             --   (11,461,136)
------------------------------------------------------------------------------------------

Balances on
      December 31, 2001                   9,250      (148,375)        55,468    11,335,531
                                ==========================================================



See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2001, 2000 AND 1999

                                                                                       2001            2000                1999
-----------------------------------------------------------------------------------------------------------------------------------
Cash provided by operations:
    Net Income                                                                   $    189,901       $  5,012,674       $  3,672,689
                                                                                 --------------------------------------------------
Reconciliation of net income to net cash provided by operations:
    Deferred income taxes                                                             (32,799)            84,070            (73,820)
    Depreciation and amortization                                                     299,926            270,732            235,318
    Issuance of shares to employees                                                   214,475            152,663             28,676
    Write-off of fixed assets                                                              --             52,970                 --
    Accounts and notes receivable bad debt allowance                                  110,756             63,576             88,635

Changes in operational assets and liabilities:
    Accounts receivable                                                             3,454,669         (1,881,047)          (287,240)
    Inventories                                                                     1,273,871         (1,155,165)           372,309
    Other assets, prepaid expenses, other receivables                                 271,687            (39,233)           (53,006)
    Issued notes receivable to customers                                             (846,228)                --                 --
    Accounts payables and other accrued liabilities                                (2,128,424)         1,405,952           (187,731)
    Contract contingencies                                                            467,703           (507,919)           301,795
    Deferred revenues                                                              (1,625,194)           381,538           (333,970)
    Income taxes payable                                                             (167,820)           246,177            165,969
                                                                                 --------------------------------------------------
Net cash provided by operations                                                     1,482,523          4,086,988          3,929,624
                                                                                 --------------------------------------------------

Cash flows from investing activities:
   Securities purchased                                                           (10,149,882)       (22,165,717)       (25,184,169)
   Securities sold                                                                 19,984,504         16,734,377         33,173,444
   Capital expenditures                                                              (131,736)          (374,560)          (381,085)
                                                                                 --------------------------------------------------
Net cash provided by (used in) investing activities                                 9,702,886         (5,805,900)         7,608,190
                                                                                 --------------------------------------------------

Cash flows from financing activities:
    Repayment of debt                                                                (100,000)          (100,000)          (100,000)
    Tender offer and related fees and expenses                                    (11,461,136)                --                 --
    Exercise of stock options                                                       1,027,813             74,876          2,805,500
    Purchase treasury stock                                                          (110,250)           (38,125)                --
    Special dividend                                                                       --                 --        (13,196,508)
                                                                                 --------------------------------------------------
Net cash (used) in financing activities                                           (10,643,573)           (63,249)       (10,490,508)
                                                                                 --------------------------------------------------

Increase (Decrease) in cash and cash equivalents                                      541,836         (1,782,161)         1,047,306

Cash and cash equivalents, beginning of year                                        1,086,101          2,868,262          1,820,956
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                           $  1,627,937       $  1,086,101       $  2,868,262
===================================================================================================================================

Supplemental disclosure of noncash Information:
    Tax benefit of exercised stock options                                       $     73,988       $     11,851       $    326,191
    Unrealized gain on securities available for sale,
        net of taxes                                                             $     55,468                 --                 --
Supplemental disclosure of cash payments:
    Interest                                                                     $     26,266       $     40,957       $     35,745
    Income taxes                                                                 $    465,515       $  2,276,205       $  1,812,500
===================================================================================================================================


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

Accounts Receivable and Deferred Revenue - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $320,000 for 2001 and $370,000 for 2000.

Revenue Recognition - Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring complex installation services is recognized when installation is complete and is recorded net of discounts and allowances.

The Company deferred sales totaling $600,000 and $328,000 at December 31, 2001 and 2000, respectively, for products that shipped but require complex installation services. Pending the completion of installation, the $600,000 and $328,000 balances are included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

Inventories - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

Notes receivable - Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense.

Goodwill - The excess of cost over the fair value of net assets of a purchased business is recorded as goodwill and amortized using the straight-line method over 17 years. The Company reviews the carrying value of goodwill for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be reevaluated if estimated future operating cash flows are not achieved. There was no impairment of goodwill in 2001 and 2000.

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

Securities available for sale - Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders' equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in other income. Fair value of the securities is determined based upon market prices or discounted cash flow. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long-term securities and believes there is no significant risk arising from interest rate fluctuations. The Company actively manages its investment portfolios to increase return on investments, but, in order to ensure liquidity, will only invest in instruments with credit quality and which are traded in a secondary market.

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

Contract contingencies - Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction. Additions to contract contingencies are charged to cost of sales.

Impairment of long-lived assets - The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in 2001 and 2000.

Stock-Based compensation -The Company uses the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option grants. Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation, "established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has provided the disclosures required by SFAS No. 123 (see note 8).

Comprehensive income - In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has had no significant impact on the Company's financial statements. The Company had unrealized gains on securities available for sale totaling $55,468 (net of taxes) at December 31, 2001.

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

Note 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2001 and 2000, the amortized cost of securities available for sale approximates fair value. Securities available for sale at December 31, 2001 and 2000 consisted of the following:

-----------------------------------------------------------------------------------------------------
                                                              2001                          2000
-----------------------------------------------------------------------------------------------------
Securities:

Municipal Securities                                      $ 5,945,000                   $ 10,925,000

Federal Government Agency Securities                               --                      4,910,000

Money Market Investments                                          420                         12,375

Premium on Investments                                        122,352                         55,019

Unrealized Holding Gain                                        55,468                             --
                                                          ------------------------------------------

Total                                                     $ 6,123,240                     15,902,394
                                                          ------------------------------------------

Note 3 - INVENTORIES

Components of inventory as of December 31, 2001 and 2000 were as follows:

----------------------------------------------------------------------------------------------------
                                                              2001                          2000
----------------------------------------------------------------------------------------------------
Raw Materials                                             $ 1,553,020                   $  2,648,884

Work in Process                                               497,214                        723,547

Finished Goods                                                109,745                         72,375
                                                          ------------------------------------------
Subtotal                                                    2,159,979                      3,444,806

Shipped to Customers                                          338,956                        328,000
                                                          ------------------------------------------

Total                                                     $ 2,498,935                   $  3,772,806
                                                          ------------------------------------------

Inventory includes balances totaling $338,956 and $328,000 for equipment shipped to customers but not recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete.


Note 4 - NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31, 2001:

---------------------------------------------------------------------
                                                             2001
---------------------------------------------------------------------

Notes receivable                                              846,229
Allowance for Impairment                                     (129,407)
                                                         ------------
                                                              716,822
Less: current portion                                       (238,940)
                                                         ------------
Long term notes receivable                                    477,882
                                                         ============

Note 5 - INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 is as follows:
                                  Current          Deferred            Total
                                -----------       -----------       -----------
2001
     U.S. Federal               $        47       $    (9,380)      $    (9,333)
       State and local              113,925           (23,419)           90,506
                                -----------       -----------       -----------
                                $   113,972       $   (32,799)      $    81,173
                                -----------       -----------       -----------
2000
     U.S. Federal               $ 2,186,588       $    90,455       $ 2,277,043
       State and local              435,794            (6,385)      $   429,409
                                -----------       -----------       -----------
                                $ 2,622,382       $    84,070       $ 2,706,452
                                -----------       -----------       -----------
1999
     U.S. Federal               $ 1,801,560       ($   67,609)      $ 1,733,951
       State and local              176,908            (6,211)      $   170,697
                                -----------       -----------       -----------
                                $ 1,978,468       ($   73,820)      $ 1,904,648
                                -----------       -----------       -----------


The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

--------------------------------------------------------------------------------
                                                        2001             2000
--------------------------------------------------------------------------------
Deferred Tax Assets:
     Warranty reserve                                $  86,706        $ 111,137
     Inventory obsolescence                            156,024          105,632
     Allowance for bad debts                           118,572          134,771
     Contract reserves                                 304,024          225,933
     Vacation Accrual                                   54,352          169,226
     Unicap                                             40,427           58,113
     Other taxes                                        25,987           12,033
     Other                                             107,456           50,994
                                                     --------------------------
Total deferred tax assets                            $ 893,548        $ 867,839

Deferred Tax Liability:
     Depreciation                                      (56,100)         (51,018)
     Other                                                  --          (12,172)
                                                     --------------------------
Total gross deferred tax liabilities                   (56,100)         (63,190)

Net current deferred tax assets                      $ 837,448        $ 804,649
                                                     ===========================

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

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 2001, 2000, and 1999:

                                               Year Ended December 31,
                                      -----------------------------------------
                                           2001         2000           1999
                                      -----------------------------------------
Statutory federal income tax rate     $    92,165    $ 2,613,141    $ 1,896,295

Increase (decrease) resulting from:

State and Local taxes, net of
   Federal income tax benefit              59,734        283,410        112,660

Tax exempt interest                      (104,743)      (159,667)       (99,167)


Other                                      34,017        (30,432)        (5,140)
                                      -----------------------------------------

                                      $    81,173    $ 2,706,452    $ 1,904,648
                                      =========================================


The Company's effective tax rate was 29.9%, 35.0% and 34.1% in 2001, 2000, and 1999, respectively.

Note 6 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 2001 and 2000 consist of the following:

--------------------------------------------------------------------------------
                                                                     Estimated
                                                                       Useful
                                            2001          2000      life (Years)
--------------------------------------------------------------------------------
Land                                   $   500,500    $   500,500        --
Building                                 1,431,771      1,431,771        31
Building Improvements                      559,640        510,554        10
Machinery                                  798,127        795,681         5
Furniture and Fixtures                     219,813        211,525         5
Computer Equipment                       1,188,565      1,110,995         5
Automobiles                                 66,859         90,957         5
                                       -----------    -----------
                                         4,765,275      4,651,983
Less: Accumulated depreciation          (2,806,017)    (2,555,755)
                                       -----------    -----------

                                       $ 1,959,258    $ 2,096,228
================================================================================

Depreciation expense charged to income was $268,706, $239,512 and $204,098 in 2001, 2000 and 1999, respectively.

Note 7 - LONG-TERM DEBT

Industrial Revenue Bonds - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $750,000 and $850,000 at December 31, 2001 and 2000, respectively, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 3.4% and 4.4% during 2001 and 2000, respectively. The bonds are payable in annual installments of $100,000 in years 2000 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2003.

Note 8 - STOCK OPTION PLANS

1996 Equity Compensation Plan - The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2001, 2000 and 1999 there were 42,014, 29,683, and 36,000 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                          Incentive Stock
                                             Options        Nonqualified Options
                                      ------------------------------------------
                                                   Weighted             Weighted
                                                   Average               Average
                                                   Exercise             Exercise
                                       Shares       Price     Shares      Price
                                      --------------------   -------------------
Balance at December 31, 1998           274,750       13.20     80,000      13.44
      Granted                           98,000       14.00     35,000      14.00
      Exercised                       (176,750)      11.20    (62,000)     13.32
      Cancellations                     (1,000)      14.00         --         --
                                      --------------------   -------------------
Balance at December 31, 1999           195,000       15.26     53,000      14.80
      Exercised                         (4,750)      15.76         --         --
                                      --------------------   -------------------
Balance at December 31, 2000           190,250     $ 15.25     53,000    $ 14.80
                                      ====================   ===================
     Exercised                         (55,625)      15.04    (13,000)     14.71
     Cancellations                     (20,250)      14.52         --         --
                                      --------------------   -------------------
Balance at December 31, 2001           114,375     $ 15.53     40,000    $ 14.83
                                      ====================   ===================

Using the Black Scholes option-pricing model, the per share average fair value of stock options granted during 1999 ranged from approximately $7.40 to $10.25. The following weighted-average assumptions were used in calculating fair value: an expected dividend yield of zero, expected lives ranging from five to ten years and a risk-free interest rate of 5.80% for 1999.

The Company applies APB 25 in accounting for its stock options and, accordingly, no compensation expense has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and net income per common and common equivalent shares would have been reduced to the pro forma amounts indicated as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                                               2001               2000             1999

---------------------------------------------------------------------------------------------------------------------------

Net Income                                       As reported               $   189,901      $   5,012,674     $   3,672,689
                                                 Pro forma                 $  (151,193)     $   4,844,305     $   2,419,832

Basic Income per Common                          As reported               $       .12      $        2.65     $        2.02
 Share                                           Pro forma                 $      (.09)     $        2.56     $        1.33

Diluted Income per Common and                    As reported               $       .11      $        2.57     $        1.97
 Common Equivalent Shares                        Pro forma                 $      (.09)     $        2.49     $        1.30
---------------------------------------------------------------------------------------------------------------------------


The full impact of calculating compensation expense for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation expense is reflected over the options' vesting period, which could be up to four years. At December 31, 2001, the range of exercise prices and remaining contractual life of outstanding options was $9.00 to $17.50, and .5 to
7.5 years, respectively. At December 31, 2001, the number of options exercisable was 110,250, as indicated in the table below.

   Range of                Options               Options         Contractual
Exercise Prices           Outstanding          Exercisable          Life
---------------           -----------          -----------          ----

     $9.00                      500                 500             .5 years
$14.00 - 17.50              153,875             109,750        2.5 to 7.5 years
                           --------            --------
                            154,375             110,250

The weighted-average exercise price of options outstanding at December 31, 2001 was $15.34.

Note 9 - EARNINGS PER SHARE

A reconciliation of the number of shares used in computing basic and diluted EPS follows:

                                              2001         2000         1999
                                          --------------------------------------
Net Income                                $  189,901    $5,012,674    $3,672,689

Shares
Basic Shares                               1,626,787     1,891,928     1,822,783

Common stock
    Equivalents from option plan              31,509        57,028        39,333
                                          --------------------------------------

Diluted                                    1,658,296     1,948,956     1,862,116
                                          ======================================

EPS
Basic                                     $      .12    $     2.65    $     2.02
Diluted                                   $      .11    $     2.57    $     1.97
========================================================================--------

Note 10 - MAJOR CUSTOMERS

For the years ended December 31, 2001, 2000 and 1999, no single newspaper accounted for ten percent or more of the Company's net sales. A number of the Company's newspaper customers are part of large newspaper chains, but management believes that the individual newspapers make purchase decisions. Newspapers owned by Gannett Co, Inc. accounted for 13% of the Company's net sales in 2001. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12% of the Company's net sales in 2000, respectively. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 5%, 13%, and 6% of total net sales in 2001, 2000 and 1999, respectively.

Note 11 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. In 2000, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 60% of the first 8% of compensation deferred by each participant. In 1999, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 50% of the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2001, 2000, and 1999, was $143,845, $137,117 and $118,755, respectively. The Company, as sponsor, pays the administrative expenses of the Savings Plan.

Note 12 - QUARTERLY SUMMARY OF KEY FINANCIAL DATA



                                Quarterly Summary
                    (In thousands, except per share amounts)
                                   (Unaudited)

------------------------------------------------------------------------------------------------------------------------
Quarter Ended                                         March 31,          June 30,        September 30,       December 31,
--------------------------------------------------------------------------------------------------------------------------
2001
Net Sales                                            $    6,101        $    6,493         $    3,970         $    5,105
Operating Profit (Loss)                                     510               510             (1,053)              (115)
Net Income (Loss)                                           433               410               (643)               (10)

Basic income per common share                        $     0.23        $     0.23         $    (0.45)        $    (0.01)
Diluted income per common share                      $     0.22        $     0.23         $    (0.45)        $    (0.01)


2000
Net Sales                                            $    7,496        $    9,168         $    9,109         $    9,579
Operating Profit                                          1,109             2,089              1,528              2,200
Net Income                                                  803             1,480              1,158              1,572

Basic income per common share                        $     0.43        $     0.78         $     0.61         $     0.83
Diluted income per common share                      $     0.42        $     0.77         $     0.59         $     0.79

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.

Note 14 - OTHER DEVELOPMENTS

In April 2001, we commenced a modified "Dutch auction" tender offer. Upon completion of the offer in May 2001, we purchased 550,000 shares of our common stock at a purchase price of $20 per share or $11,000,000 and incurred $461,136 in related expenses.

Note 15 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 16 - RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board(FASB) issued Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 141 is effective immediately, except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. The Company does not expect the adoption of these standards to have a material impact on the consolidated financial statements.

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

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         ---------------------

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

                  3.2 By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K, dated March 1, 2002).

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

                  *10.4 Change of Control Agreement, dated as of December 23, 2000, between Quipp, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

                  *10.5    Letter agreement between Quipp, Inc. and Michael S
                           Kady.

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

                                        Quipp, Inc.


Date:    March 25, 2002                 By: / s / Michael S. Kady
                                        --------------------------
                                        MICHAEL S. KADY
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature                              Title                             Date
---------                              -----                             ----


 / s / Michael S. Kady
-----------------------
MICHAEL S. KADY                     Chief Executive
                                    Officer and Director        March 25, 2002


/ s / Ralph M. Branca
-------------------------------
RALPH M. BRANCA                     Director                    March 25, 2002



 / s / Richard H. Campbell
-------------------------------
RICHARD H. CAMPBELL                 Director                    March 25, 2002



/ s / Lawrence Gibson
LAWRENCE GIBSON                     Director                    March 25, 2002



 / s / Cristina H. Kepner
-------------------------------
CRISTINA H. KEPNER                  Director                    March 25, 2002



/ s / Louis D. Kipp
-------------------------------
 LOUIS D. KIPP                      Director                    March 25, 2002



 / s / William L. Rose
-------------------------------
WILLIAM L. ROSE                     Director                    March 25, 2002



/ s / Eric Bello
-------------------------------
ERIC BELLO                          Principal Financial         March 25, 2002
                                    and Accounting Officer

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX


Exhibit

 3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 3.2 By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K, dated March 1, 2002).

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

*10.4 Change of Control Agreement, dated as of December 23, 2000, between Quipp, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit
         10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.)

*10.5    Letter agreement between Quipp, Inc. and Michael S Kady.

 22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

 23      Consent of KPMG LLP



         * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                           QUIPP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 and 1999


                                         Balance,  Charged             Balance,
                                        beginning     to      Write-     end
                                         of year   Expenses    offs     of year
                                         -------   --------    ----     -------

Year ended December 31, 2001:
     Allowance for doubtful
     accounts                            370,000   (18,651)   (31,349)   320,000

Year ended December 31, 2000:
     Allowance for doubtful
     accounts                            306,424    63,576         --    370,000

Year ended December 31, 1999:
     Allowance for doubtful
     accounts                            217,789    88,635         --    306,424