Form 10-Q
period 2002-03-31
QUIPP INC
filed 2002-05-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002.
                      --------------

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

Yes [X]   No [ ]

The number of shares of the registrant's common stock, $.01 par value, outstanding at May 6, 2002 was 1,417,775.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1 - Consolidated Financial Statements

                  Consolidated Balance Sheets -                                3
                    March 31, 2002 and December 31, 2001

                  Consolidated Statements of Operations -                      4
                    Three months ended March 31, 2002 and 2001

                  Consolidated Statements of Cash Flows -                      5
                    Three months ended March 31, 2002 and 2001

                  Notes to Consolidated Financial Statements                   6

         Item 2 - Management's Discussion and Analysis of                      8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk   10


PART II - OTHER INFORMATION


         Item 4 - Submission of Matters to a Vote of  Security Shareholders   11

         Item 6 - Exhibits and Reports on Form 8-K                            11

PART 1 - FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

           QUIPP, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED)

                                                                   March 31, 2002       December 31, 2001
----------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                                            $ 1,797,580              $ 1,627,937
Securities available for sale                                          6,222,479                6,123,240
Accounts receivable, net                                               2,827,457                3,382,105
Inventories                                                            3,109,427                2,498,935
Deferred tax asset-current                                               837,448                  837,448
Prepaid expenses and other current assets                                395,229                  320,475
Current portion of notes receivable                                      238,940                  238,940
                                                              -------------------       ------------------

Total current assets                                                  15,428,560               15,029,080

Other assets:
Property, plant and equipment, net                                     1,899,204                1,959,258
Notes receivable                                                         330,635                  477,882
Goodwill                                                                 296,601                  312,201
Other assets                                                              58,940                   60,620
                                                              -------------------       ------------------

Total assets                                                        $ 18,013,940             $ 17,839,041
                                                              ===================       ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                                   $    100,000             $    100,000
Accounts payable                                                         994,316                1,113,510
Accrued salaries and wages                                               568,113                  433,359
Deferred revenues                                                      2,608,247                2,275,351
Contract contingencies                                                   743,461                  857,976
Other accrued liabilities                                              1,196,216                1,073,314
                                                              -------------------       ------------------

Total current liabilities                                              6,210,353                5,853,510

Long-term debt                                                           650,000                  650,000
                                                              -------------------       ------------------

Total liabilities                                                      6,860,353                6,503,510

Shareholders' equity:
Common stock - par value $.01 per share, authorized
8,000,000 shares, issued 1,426,025 in 2002 and 2001                       14,260                   14,260
Treasury stock, at cost (9,250 shares in 2002 and 2001)                 (148,375)                (148,375)
Retained earnings                                                     11,285,296               11,414,178
Other comprehensive income                                                 2,406                   55,468
                                                              -------------------       ------------------

                                                                     11,153,587                 11,335,531
                                                              -------------------       ------------------

Total liabilities and shareholders' equity                          $ 18,013,940             $ 17,839,041
                                                              ===================       ==================

See accompanying notes to the unaudited consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     For the three months ended

                                                                  March 31, 2002          March 31, 2001
---------------------------------------------------------------------------------------------------------------

Net sales                                                            $ 3,704,483             $ 6,100,736
Cost of sales                                                          2,894,943               3,965,408
                                                             --------------------------------------------------

   Gross profit                                                          809,540               2,135,328

Operating expenses:
   Selling, general and
administrative expenses                                                1,087,745               1,479,133
   Research and development                                               48,909                 166,512
                                                             --------------------------------------------------

   Operating (loss) profit                                              (327,114)                489,683

                                                             --------------------------------------------------

Other income and (expense):
  Miscellaneous income (expense)                                          72,058                 (13,427)
  Interest income                                                         59,605                 210,089
  Interest expense                                                        (2,806)                 (8,152)
                                                             --------------------------------------------------
Other income, net                                                        128,857                 188,510

                                                             --------------------------------------------------
(Loss) income before
income tax (benefit) expense                                            (198,257)                678,193
Income tax (benefit) expense                                             (69,375)                244,857
                                                             --------------------------------------------------

   Net (loss) income                                                  $ (128,882)              $ 433,336
---------------------------------------------------------------------------------------------------------------

Per share amounts:

   Basic (loss) income per common share                                    (0.09)                   0.23
   Diluted (loss) income per common share                                  (0.09)                   0.22

   Basic average number of common
      and common equivalent shares outstanding                         1,417,397               1,903,160

   Diluted average number of common
      and common equivalent shares outstanding                         1,417,397               1,982,644
===============================================================================================================




See accompanying notes to the unaudited consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                       2002                2001
--------------------------------------------------------------------------------------------------

Cash provided by operations:
    Net (loss) income                                                $(128,882)         $ 433,336

Reconciliation of net (loss) income to net cash
provided by (used in) operations:
    Depreciation and amortization                                       69,179             74,193
    Goodwill impairment                                                 15,600                  -
    Issuance of shares to employees                                          -            189,875
Changes in operational assets and liabilities:
    Accounts receivable                                                554,648           (131,589)
    Inventories                                                       (610,492)        (1,252,919)
    Prepaid expenses and other current assets                          (73,074)            67,284
    Notes receivable                                                   147,247           (133,806)
    Accounts payable and other accrued liabilities                     138,462           (412,425)
    Contract contingencies                                            (114,515)            20,000
    Deferred revenues                                                  332,896            813,804
    Income taxes payable                                                     -             95,856
                                                               -----------------------------------

Net cash provided by (used in) operations                              331,069           (236,391)
                                                               -----------------------------------

Cash flow from investing activities:
    Securities purchased                                            (2,018,148)        (3,607,470)
    Securities sold                                                  1,865,847          4,295,000
    Capital expenditures                                                (9,125)           (40,532)
                                                               -----------------------------------

Net cash (used in) provided by investing activities                   (161,426)           646,998
                                                               -----------------------------------

Cash flow from financing activities
   Exercise of stock options                                                 -            265,874
   Purchase of shares                                                        -           (110,250)
                                                               -----------------------------------

Net cash provided by financing activities                                    -            155,624
                                                               -----------------------------------

   Increase in cash and cash equivalents                               169,643            566,231

Cash and cash equivalents at beginning of period                     1,627,937          1,086,101
--------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $ 1,797,580         $1,652,332
==================================================================================================

Supplemental disclosure of noncash information:

Unrealized gain on securities available for sales, net of taxes    $   (53,062)        $        -

Supplemental disclosure of cash payments:

    Interest                                                       $     2,806         $    8,152
    Income Taxes                                                   $         -         $   92,000
==================================================================================================

See accompanying notes to the unaudited consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of March 31, 2002 and the results of their operations and cash flows for the three months ended March 31, 2002. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at March 31, 2002 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2002 and December 31, 2001 is as follows:

                                     MARCH 31, 2002        December 31, 2001
-----------------------------------------------------------------------------

Raw materials                            $1,411,631               $1,553,020
Work in process                             860,965                  497,214
Finished goods                              111,229                  109,745
                              -----------------------------------------------
Subtotal                                  2,383,825                2,159,979
Shipped to customers                        725,602                  338,956
                              -----------------------------------------------
Total Inventory                          $3,109,427               $2,498,935
                              -----------------------------------------------


Inventory includes $725,602 and $338,956 at March 31, 2002 and December 31, 2001, respectively, for equipment shipped to customers but not recognized as a sale. Although the equipment has been shipped to our customers, the corresponding revenue and cost of sales have not been recognized because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to our customer or when installation services are complete.

NOTE 3 - REVENUE RECOGNITION

Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery in accordance with the applicable contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring more complex installation services is recognized when the installation services are complete according to contractual terms and is recorded net of discounts and allowances.

NOTE 4 - INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Diluted common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending March 31, 2002, common stock equivalents were not considered because their effect is antidilutive.

NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 consolidated financial statement presentation.

NOTE 6 - RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 was effective July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142 is effective January 1, 2002. Under SFAS 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized but will be subject to impairment tests. Upon adoption of these standards, the Company stopped amortizing its goodwill and assessed the asset for impairment by reviewing the discounted expected future cash flow. As of March 31, 2002, the Company determined that $15,600 ($.01 per share) of goodwill was impaired. The impairment write-off was charged to selling, general and administrative expenses.

In June 2001, the FASB issued Statement of Financial Accounting Standards 143 " Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We plan to adopt this standard on June 1, 2002. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the component. The adoption of this standard had no effect on the consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2002              2001
                                                   (UNAUDITED)       (Unaudited)
--------------------------------------------------------------------------------

NET SALES                                            100.0%            100.0%
GROSS PROFIT                                          21.9%             35.0%
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          29.4%             24.2%
RESEARCH AND DEVELOPMENT                              1.3%              2.7%
OTHER INCOME, NET                                     3.5%              3.1%
NET (LOSS) INCOME                                    (3.5%)             7.1%

NET SALES for the three months ended March 31, 2002 were $3,704,483, a decrease of $2,396,253 (39.3%) from net sales of $6,100,736 for the corresponding period in 2001. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a reduction in capital spending by newspaper industry publishers. The decline in advertising revenues for the newspaper industry has been widely reported, and we believe the sales of our products has been affected as a result.

GROSS PROFIT for the three months ended March 31, 2002 was $809,540, a decrease of $1,325,788 (62.1%) as compared to $2,135,328 for the corresponding period in 2001. Gross profit as a percentage of sales for the three months ended March 31, 2002 decreased to 21.9% compared to 35.0% for the corresponding period in 2001. Our gross profit percentage decreased primarily due to the allocation of fixed manufacturing overhead costs to lower production and shipment volumes. Additionally, we incurred higher than expected custom design, production and installation costs on some larger customer orders for our palletizer, Quip-Gripp II (TM), and automatic cart loading systems.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2002 were $1,087,745, a decrease of $391,388 (26.5%) as compared to
$1,479,133 for the corresponding period in 2001. During 2001, we recorded nonrecurring charges of $250,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value over the exercise price of options surrendered by the employees. The remaining decrease in selling, general and administrative expenses is primarily due to workforce reductions and lower variable expenses including bonuses, commissions, and warranty costs.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 2002 were $48,909, a decrease of $117,603 (70.6%) as compared to $166,512 for the same period in 2001. Much of our engineering and technical efforts have been devoted to the custom design and production of customer orders, which are reflected in cost of sales. However, we have invested some resources to new product development.

OTHER INCOME AND EXPENSE (NET) for the three months ended March 31, 2002 was $128,857 as compared to $188,510 for the same period in 2001. This decrease resulted from lower interest rates on our securities available for sale and lower average balances of cash and cash equivalents and securities available for sale in 2002. The decrease was offset in part by a gain on the sale of securities available for sale and increase in royalty income relating to our automatic cart loading system.

GENERAL
Our backlog as of March 31, 2002 was $4,973,000 compared $6,611,000 at December 31, 2001 and $11,212,000 at March 31, 2001. We expect to ship all items in our backlog in the next twelve months. Orders for the three months ended March 31, 2002 were $1,886,000 compared to orders of $4,838,000 during the three months ending March 31, 2001. We believe that our shipments and booked orders for the three months ending March 31, 2002 reflect depressed economic conditions resulting in reduced capital spending by newspaper publishers.

LIQUIDITY
On March 31, 2002, cash and cash equivalents and securities available for sale totaled $8,020,059 as compared to $7,751,177 at December 31, 2001, an increase of $268,882 or 3.5%. Despite our net loss, we were able to achieve increased cash, cash equivalents and securities available for sale balances primarily through reduction of receivables and other changes in operating assets and liabilities. Working capital on March 31, 2002 was $9,218,207, an increase of $42,637 from $9,175,570 at December 31, 2001. While our cash, cash equivalents and marketable securities may decline in 2002 if adverse economic conditions continue, we do not anticipate that we will be required to seek external funding to support our operation.

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

Revenue recognition
-------------------
Our revenue recognition policy with regard to equipment sales requiring complex installation services calls for recognition when installation is complete. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management must often make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree of subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

Allowance for doubtful accounts
-------------------------------
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Contract contingencies
----------------------
Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction.

Warranty reserves
-----------------
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, future warranty return rates or repair costs could be in excess of our warranty reserves. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

FORWARD LOOKING STATEMENTS
The statements contained in this Quarterly Report on Form 10-Q, including statements concerning shipment of backlog orders, possible reduction of cash, cash equivalents and securities available for sale, adequacy of available resources to support operations and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, delays and unanticipated costs relating to our products, delays in shipment, cancellation of customer orders, engineering and production difficulties, and extraordinary movement in interest rates.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

On April 25, 2002, we held our annual meeting of shareholders (the "Meeting"). At the Meeting, the shareholders voted on the election of two directors to serve until the 2005 Annual Meeting of Shareholders and a proposal to ratify the appointment of KPMG LLP as our independent accountants for 2002.

The voting results were as follows:

1.       Election of Directors.

         Name of Nominee               FOR        WITHHELD     BROKER NON-VOTES
         ---------------            ---------     --------     ----------------
         Lawrence J. Gibson         1,336,288      3,364               0
         Michael S Kady             1,336,288      3,364               0



2. Ratification of the appointment of KPMG LLP as our independent public accountants for 2002.

                     FOR       AGAINST      ABSTAIN      BROKER NON-VOTES
                  ---------    -------      -------      ----------------
                  1,369,162     110           380                0



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIPP, INC.

         Date:  May 14, 2002          By: /S/ Michael S. Kady
                                          ----------------------------------
                                      Michael  S. Kady
                                      President and Chief Executive Officer


                                      By: /S/ Eric Bello
                                          ----------------------------------
                                      Eric Bello
                                      Treasurer (Principal financial and
                                      accounting officer)