Form 10-Q
period 2002-06-30
QUIPP INC
filed 2002-08-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended June 30, 2002.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from                  to
                                       ----------------     --------------------


         Commission file number 0-14870
                                -------

                                   QUIPP, INC.
     ----------------------------------------------------------------------
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

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 1, 2002 was 1,417,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                      3
                    June 30, 2002 and December 31, 2001

                  Unaudited Condensed Consolidated Statements of Income -                4
                    Three and six months ended June 30, 2002 and 2001

                  Unaudited Condensed Consolidated Statements of Cash Flows -            5
                    Six months ended June 30, 2002 and 2001

                  Notes to Unaudited Condensed Consolidated Financial Statements         6

         Item 2 - Management's Discussion and Analysis of                                8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk              10

PART II - OTHER INFORMATION


         Item 6 - Exhibits and Reports on Form 8-K                                       11

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           JUNE 30, 2002  December 31, 2001
-------------------------------------------------------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents                                   $  1,408,410    $  1,627,937
Securities available for sale                                  5,769,633       6,123,240
Accounts receivable, net                                       3,033,476       3,382,105
Inventories                                                    2,696,597       2,498,935
Deferred tax asset-current                                       837,448         837,448
Prepaid expenses and other receivables                           357,952         320,475
Current portion of notes receivable                              238,940         238,940
                                                            ------------    ------------
TOTAL CURRENT ASSETS                                          14,342,456      15,029,080

Other assets:
Property, plant and equipment, net                             1,857,717       1,959,258
Notes receivable                                                 330,635         477,882
Goodwill                                                         281,001         312,201
Other assets                                                      57,260          60,620
                                                            ------------    ------------

                                                            $ 16,869,069    $ 17,839,041
                                                            ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                         $    100,000    $    100,000
  Accounts payable                                               959,252       1,113,510
  Accrued salaries & wages                                       544,054         433,359
  Deferred revenues                                            1,593,761       2,275,351
  Contract contingencies                                         716,112         857,976
  Other accrued liabilities                                    1,067,844       1,073,314
                                                            ------------    ------------
TOTAL CURRENT LIABILITIES                                      4,981,023       5,853,510

Long-term debt                                                   650,000         650,000
                                                            ------------    ------------

TOTAL LIABILITIES                                              5,631,023       6,503,510

Shareholders' equity:
     Common stock - par value $.01 per share, authorized
     8,000,000 shares,  issued 1,426,025 in 2002 and 2001         14,260          14,260
  Additional paid-in capital                                          --              --
  Treasury stock, at cost (9,250 shares in 2002 and 2001)       (148,375)       (148,375)
  Retained earnings                                           11,314,407      11,414,178
Other comprehensive income                                        57,754          55,468
                                                            ------------    ------------
                                                              11,238,046      11,335,531
                                                            ------------    ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 16,869,069    $ 17,839,041
                                                            ============    ============

See accompanying notes to the unaudited condensed consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                            JUNE 30, 2002   June 30, 2001    JUNE 30, 2002   June 30, 2001
---------------------------------------------------------------------------------------------------------
Net sales                                    $  4,470,885    $  6,492,852    $  8,175,368    $ 12,593,588
Cost of sales                                   3,221,666       4,425,248       6,116,609       8,390,656
                                             ------------------------------------------------------------

GROSS PROFIT                                    1,249,219       2,067,604       2,058,759       4,202,932

Operating expenses:
   Selling , general and
     administrative expenses                    1,166,617       1,395,011       2,254,362       2,854,154
   Research and development                       119,697         162,898         168,606         329,410
                                             ------------------------------------------------------------

OPERATING (LOSS) PROFIT                           (37,095)        509,695        (364,209)      1,019,368

                                             ------------------------------------------------------------
Other income (expense):
   Miscellaneous income (expense)                   1,413              --          73,471         (33,417)
   Interest income                                 49,438         140,395         109,043         350,484
   Interest expense                                (3,116)         (7,966)         (5,922)        (16,118)
                                             ------------------------------------------------------------
                                                   47,735         132,429         176,592         300,949

                                             ------------------------------------------------------------
Income (loss) before
      income tax benefit (expense)                 10,640         642,124        (187,617)      1,320,317
Income tax benefit (expense)                       18,471         231,980         (87,846)        476,836
                                             ------------------------------------------------------------

NET  INCOME (LOSS)                           $     29,111    $    410,144    $    (99,771)   $    843,481
---------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income (loss) per common share              0.02            0.23           (0.07)           0.46
   Diluted income (loss) per common share            0.02            0.23           (0.07)           0.45

  Basic average number of common                1,417,775       1,778,082       1,417,587       1,840,276
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding      1,417,775       1,810,690       1,417,587       1,896,192
=========================================================================================================


See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,

                                                                                  2002           2001
---------------------------------------------------------------------------------------------------------
Cash provided by (used in) operations:
   Net (loss) income                                                         $    (99,771)   $    843,480

Reconciliation of net income to net cash (used in) provided by operations:
   Depreciation and amortization                                                  138,054         146,062
   Goodwill impairment                                                             31,200              --
   Issuance of shares to employees                                                     --         215,675
Changes in operational assets and liabilities:
   Accounts receivable, net                                                       348,629        (408,795)
   Inventories                                                                   (197,662)       (507,456)
   Other assets, prepaid expenses and
       other receivables                                                          (34,117)        339,942
   Notes receivable                                                               147,247        (129,407)
   Accounts payable and accrued liabilities                                       (49,033)       (858,550)
   Deferred revenues                                                             (681,590)       (363,509)
   Contract contingencies                                                        (141,864)        182,522
   Income taxes payable                                                                --         143,336
                                                                             ----------------------------

NET CASH USED IN OPERATIONS                                                      (538,907)       (396,700)
                                                                             ----------------------------

Cash flow from investing activities:
   Securities purchased                                                        (2,927,591)     (6,539,486)
   Securities sold                                                              3,283,484      18,528,209
   Capital expenditures                                                           (36,513)       (100,339)
                                                                             ----------------------------

NET CASH PROVIDED BY INVESTING ACTIVITIES                                         319,380      11,888,384
                                                                             ----------------------------

Cash flow from financing activities:
   Tender offer                                                                        --     (11,449,154)
   Purchase of Shares for Treasury                                                     --        (110,250)
   Conversion of stock options                                                         --       1,027,813
                                                                             ----------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                  --     (10,531,591)
                                                                             ----------------------------


(Decrease) Increase in cash and cash equivalents                                 (219,527)        960,093

Cash and cash equivalents at the beginning of the year                          1,627,937       1,086,101
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF THE QUARTER                              $  1,408,410    $  2,046,194
=========================================================================================================


SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Unrealized gain on securities available for sales, net of taxes              $      2,286    $         --

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:

   Interest                                                                  $      5,922    $     16,118

   Income Taxes                                                              $         --    $    333,500
=========================================================================================================


See accompanying notes to the unaudited condensed consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of June 30, 2002 and the results of its operations and cash flows for the six months ended June 30, 2002. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at June 30, 2002 and December 31, 2001 include material, labor and factory overhead and are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2002 and December 31, 2001 is as follows:

                                           JUNE 30, 2002      December 31, 2001
--------------------------------------------------------------------------------

Raw materials                                $1,334,208          $1,553,020
Work in process                                 597,419             497,214
Finished goods                                  131,921             109,745
                                             ------------------------------
Subtotal
Shipped to customers                          2,063,548           2,159,979
                                                633,049             338,956
                                             ------------------------------
Total                                        $2,696,597          $2,498,935
                                             ------------------------------

Inventory includes $633,049 and $338,956 at June 30, 2002 and December 31, 2001, respectively, for equipment shipped to customers but not recognized as a sale. Although the equipment has been shipped to our customer, the corresponding revenue and cost of sales have not been recognized because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to our customer or when installation services are complete.

NOTE 3- REVENUE RECOGNITION

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

NOTE 4 - INCOME PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Diluted common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ended June 30, 2002, common stock equivalents were not considered because their effect is antidilutive.

NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 unaudited condensed consolidated financial statements to conform to the 2002 presentation.

NOTE 6 - RECENT PROUNOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 was effective July 1, 2001, except with regard to business combinations initiated prior to July 1, 2001, and SFAS 142 is effective January 1, 2002. Under SFAS 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized but will be subject to impairment by reviewing the discounted expected future cash flow. As of June 30, 2002, the Company determined that $31,200 ($.01 per share) of goodwill was impaired. The impairment write-off was charged to selling, general and administrative expenses.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets" ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS 121, while retaining many of the requirements of such statement. Under SFAS 144, assets held for sale will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the Company. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its unaudited condensed consolidated financial position.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                   JUNE 30,
                                                  2002         2001          2002          2001
                                              (UNAUDITED)   (Unaudited)   (UNAUDITED)   (Unaudited)
---------------------------------------------------------------------------------------------------

NET SALES                                       100.0%        100.0%        100.0%         100.0%
GROSS PROFIT                                     27.9%         31.8%         25.2%          33.4%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                         26.1%         21.5%         27.6%          22.7%
RESEARCH AND DEVELOPMENT                          2.7%          2.5%          2.1%           2.6%
OTHER INCOME, NET                                 1.1%          2.0%          2.2%           2.4%
NET INCOME                                        0.7%          6.3%         (1.2%)          6.7%

THREE MONTHS ENDING JUNE 30, 2002
---------------------------------

NET SALES for the three months ended June 30, 2002 were $4,470,885, a decrease of $2,021,967 (31.1%) from net sales of $6,492,852 for the corresponding period in 2001. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a continued reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported, and we believe the sales of our products have been adversely affected as a result.

GROSS PROFIT for the three months ended June 30, 2002 was $1,249,219, a decrease of $818,385 (39.6%) as compared to $2,067,604 for the corresponding period in 2001. Gross profit as a percentage of sales for the three months ended June 30, 2002 decreased to 27.9% compared to 31.8% for the corresponding period in 2001. Our gross profit percentage decreased primarily due to the allocation of fixed manufacturing overhead costs to lower production and shipment volumes. Additionally, we incurred higher than expected custom design, production and installation costs on some larger custom orders for our palletizer and automatic cart loading systems.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 2002 were $1,166,617, a decrease of $228,394 (16.4%) as compared to $1,395,011 for the corresponding period in 2001. During the three months ending June 30, 2001, we recorded nonrecurring charges of $118,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company. The remaining decrease in selling, general and administrative expenses is primarily due to workforce reductions and lower variable expenses, including bonuses and commissions.

RESEARCH AND DEVELOPMENT expenses for the three months ended June 30, 2002 were $119,697, a decrease of $43,201 (26.5%) as compared to $162,898 for the same period in 2001. Much of our research and development efforts were focused on the completion of our newly released Series 500 Stacker and high-resolution ink-jet printer for our bottomwrapper product line.

OTHER INCOME AND EXPENSE (NET) for the three months ended June 30, 2002 was $47,735 as compared to $132,429 for the same period in 2001. The decrease in interest income resulted primarily from lower interest rates on our securities available for sale and lower average balances of cash and cash equivalents and securities available for sale in 2002.

SIX MONTHS ENDING JUNE 30, 2002
-------------------------------

SALES for the six months ended June 30, 2002 were $8,175,368, a decrease of $4,418,220 (35.1%) over net sales of $12,593,588 in the same period in 2001. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a continued reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported, and we believe the sales of our products have been affected as a result.

GROSS PROFIT for the six months ended June 30, 2002 was $2,058,759, a decrease of $2,144,173 (51.0%) as compared to $4,202,932 for the corresponding period in 2002. Gross profit as a percentage of sales for the six months ended June 30, 2002 decreased to 25.2% compared to 33.4% for the corresponding period in 2001. Our gross profit percentage decreased primarily due to the allocation of fixed manufacturing overhead costs to lower production and shipment volumes. Additionally, we incurred higher than expected custom design, production and installation costs on some larger custom orders for our palletizer and automatic cart loading systems.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2002 were $2,254,362, a decrease of $599,792 (21.0%) as compared to $2,854,154 for the same period in 2001. During the six months ending June 30, 2001, we recorded non recurring charges of $368,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value over the exercise price of options surrendered by the employees. The remaining decrease in selling, general and administrative expenses is primarily due to workforce reductions and lower variable expenses, including bonuses and commissions.

RESEARCH AND DEVELOPMENT expenses for the six months ended June 30, 2002 were $168,606, a decrease of $160,804 (48.8%) as compared to $329,410 for the same period in 2001. For the six months ended June 30, 2002, our research and development efforts were focused primarily on the completion of our newly released Series 500 Stacker and high-resolution ink-jet printer for our bottomwrapper product line.

OTHER INCOME AND EXPENSE (NET) for the six months ended June 30, 2002 was $176,592 as compared to $300,949 for the same period in 2001. This decrease resulted primarily from lower interest rates on our securities available for sale and lower average balances of cash and cash equivalents and securities available for sale in 2002. The decrease was offset in part by a gain on the sale of securities available for sale and increase in royalty income relating to our automatic cart loading system.

GENERAL
The Company's backlog as of June 30, 2002 was $3,224,000 compared to $6,611,000 at December 31, 2001 and $5,376,000 at June 30, 2001. Orders for the three and six months ended June 30, 2002 were $2,614,000 and $4,500,000 respectively compared to orders of $2,292,000 and $7,130,000 for the three and six months ending June 30, 2001. We believe that our shipments and booked orders for the three and six months ending June 30, 2002 reflect depressed economic conditions resulting in reduced capital spending by newspaper publishers.

LIQUIDITY
On June 30, 2002, cash and cash equivalents and securities available for sale totaled $7,178,043 as compared to $7,751,177 at December 31, 2001, a decrease of $573,134 or 7.4%. This decrease was due primarily to cash used in operations as a result of reduced sales and incoming orders. Working capital on June 30, 2002 was $9,361,435, an increase of $185,865 from $9,175,570 at December 31, 2001.
While our cash, cash equivalents and marketable securities may decline further in the second half of 2002 if adverse economic conditions continue, we do not anticipate that we will be required to seek external funding to support our operations.

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

Warranty reserves
-----------------
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. Additionally, we do not have extensive warranty claims experience with recently introduced products. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

FORWARD LOOKING STATEMENTS
The statements contained in this quarterly report on Form 10-Q, including statements concerning shipment of backlog orders, possible reduction of cash, cash equivalents and securities available for sale, adequacy of available resources to support operations and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, engineering and production difficulties, and extraordinary movements in interest rates.

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

PART II - OTHER INFORMATION


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibits are filed with this report:

                  10.1 Change of Control agreement between Quipp, Inc. and Michael S Kady, dated June 25, 2002.

                  99.1 Certificate of the Chief Executive Officer of Quipp, Inc. pursuant to Title 18, Section 1350 of the United States Code.

                  99.2 Certificate of the Principal Financial Officer of Quipp, Inc. pursuant to Title 18, Section 1350 of the United States Code.


         (b) No reports on form 8-K were filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  QUIPP, INC.

Date:  August 12, 2002            By: /S/ Michael S. Kady
                                  -------------------------
                                  Michael S. Kady
                                  President and Chief Executive Officer


                                  By: /S/ Eric Bello
                                  -------------------------
                                  Eric Bello
                                  Treasurer (Principal financial and accounting officer)