Form 10-Q
period 2002-09-30
QUIPP INC
filed 2002-11-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 2002.
                                         -------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Florida                                             59-2306191
--------------------------------------------------------------  -----------------------------------
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

The number of shares of the registrant's common stock, $.01 par value, outstanding at October 25, 2002 was 1,417,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          Page

         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                     3
                    September 30, 2002 and December 31, 2001

                  Unaudited Condensed Consolidated Statements of Operations -           4
                    Three and nine months ended September 30, 2002 and 2001

                  Unaudited Condensed Consolidated Statements of Cash Flows -           5
                    Nine months ended September 30, 2002 and 2001

                  Notes to unaudited Condensed Consolidated Financial Statements        6

         Item 2 - Management's Discussion and Analysis of                               8
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk             11

         Item 4 - Controls and Procedures                                               11



PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                      12

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             September 30, 2002      December 31, 2001
------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                       $  1,330,684           $  1,627,937
Securities                                                         6,908,343              6,123,240
Accounts receivable, net                                           2,844,080              3,382,105
Inventories                                                        2,126,090              2,498,935
Deferred tax asset-current                                           837,448                837,448
Prepaid expenses and other receivables                               411,742                320,475
Current portion of notes receivable                                  238,940                238,940
                                                                ------------           ------------

Total current assets                                              14,697,327             15,029,080

Other assets:
Property, plant and equipment, net                                 1,811,967              1,959,258
Notes receivable                                                     183,388                477,882
Goodwill                                                             265,401                312,201
Other assets                                                          55,580                 60,620
                                                                ------------           ------------

Total Assets                                                    $ 17,013,663           $ 17,839,041
                                                                ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $    100,000           $    100,000
  Accounts payable and accrued expenses                              800,755              1,113,510
  Accrued salaries & wages                                           560,337                433,359
  Deferred revenues                                                2,037,147              2,275,351
  Other accrued liabilities                                        1,151,536              1,073,314
  Contract contingencies                                             561,695                857,976
                                                                ------------           ------------

Total current liabilities                                          5,211,470              5,853,510

Long-term debt                                                       650,000                650,000
                                                                ------------           ------------

Total liabilities                                                  5,861,470              6,503,510

Shareholders' equity:
     Common stock - par value $.01 per share, authorized
     8,000,000 shares, issued 1,426,025 in 2002 and 2001              14,260                 14,260
  Additional paid-in capital                                            --                     --
  Treasury stock, at cost ( 9,250 shares in 2002 and 2001)          (148,375)              (148,375)
  Retained earnings                                               11,243,042             11,414,178
  Other comprehensive income                                          43,266                 55,468
                                                                ------------           ------------

Total shareholders' equity                                        11,152,193             11,335,531
                                                                ------------           ------------

Total liabilities and shareholders' equity                      $ 17,013,663           $ 17,839,041
                                                                ============           ============


See accompanying notes to the unaudited condensed consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the three months ended                For the nine months ended
                                              September 30, 2002   September 30, 2001    September 30, 2002   September 30, 2001
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                         $  3,702,487         $  3,970,016         $ 11,877,855         $ 16,563,604
Cost of sales                                        2,899,663            3,606,503            9,016,272           11,997,160
                                                  ---------------------------------------------------------------------------

Gross profit                                           802,824              363,513            2,861,583            4,566,444

Operating expenses:
   Selling , general and
     administrative expenses                           841,258            1,395,234            3,095,620            4,249,388
   Research and development                            132,689               20,881              301,295              350,291
                                                  ---------------------------------------------------------------------------

Operating loss                                        (171,123)          (1,052,602)            (535,332)             (33,235)

                                                  ---------------------------------------------------------------------------
Other income (expense):
   Miscellaneous income (expense)                       27,393                 --                100,864              (33,417)
   Interest income                                      48,384               68,827              157,427              419,311
   Interest expense                                     (2,808)              (5,825)              (8,730)             (21,943)
                                                  ---------------------------------------------------------------------------
                                                        72,969               63,002              249,561              363,951

                                                  ---------------------------------------------------------------------------
(Loss) income before income taxes                      (98,154)            (989,600)            (285,771)             330,716
Income tax (benefit) expense                           (26,789)            (346,360)            (114,635)             130,476
                                                  ---------------------------------------------------------------------------

Net  (loss) income                                $    (71,365)        $   (643,240)        $   (171,136)        $    200,240

-----------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income per common share                         (0.05)               (0.45)               (0.12)                0.12
   Diluted income per common share                       (0.05)               (0.45)               (0.12)                0.12

  Basic average number of common                     1,417,775            1,416,782            1,417,650            1,697,560
      shares outstanding

   Diluted average number of common and
      common equivalent shares outstanding           1,417,775            1,416,782            1,417,650            1,739,630
=============================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30


                                                                2002              2001
------------------------------------------------------------------------------------------
Cash provided by operations:
   Net (loss) income                                        $   (171,136)     $    200,240

Reconciliation of net income to net cash
provided by operations:
   Depreciation and amortization                                 205,509           222,536
   Goodwill  impairment                                           46,800                --
   Issuance of shares to employees                                    --           214,474
Changes in operational assets and liabilities:
   Accounts receivable, net                                      538,025         2,390,657
   Inventories                                                   372,845           123,127
   Other assets, prepaid expenses and other receivables          (86,227)          302,755
    Notes receivable                                             294,494          (129,407)
   Accounts payable and other accrued liabilities               (107,554)       (1,630,490)
   Contract contingencies                                       (296,281)          182,522
   Deferred revenues                                            (238,204)         (660,233)
   Income taxes payable                                               --          (241,808)
                                                            ------------------------------

Net cash provided by operations                                  558,271           974,373
                                                            ------------------------------

Cash flow from investing activities:
   Securities purchased                                       (6,106,378)      (10,157,595)
   Securities sold                                             5,309,073        19,468,209
   Capital expenditures                                          (58,218)         (132,609)
                                                            ------------------------------

Net cash (used in)  provided by investing activities            (855,523)        9,178,005
                                                            ------------------------------

Cash flow from financing activities:
    Tender offer                                                      --       (11,461,136)
    Purchase of shares for Treasury                                   --          (110,250)
    Conversion of stock options                                       --         1,027,813
                                                            ------------------------------

Net cash used in financing activities                                 --       (10,543,573)
                                                            ------------------------------

Decrease in cash and cash equivalents                           (297,252)         (391,195)

Cash and cash equivalents at the beginning of the year         1,627,937         1,086,101
------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the period              $  1,330,685      $    694,906
==========================================================================================


Supplemental disclosure of noncash information:

   Unrealized gain on securities available for sale         $     12,202      $         --

Supplemental disclosure of cash payments made for:

   Interest                                                 $      8,730      $     21,943

   Income Taxes                                             $      1,931      $    407,313
==========================================================================================


See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries Quipp Systems, Inc. and Quipp International Sales Corporation. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2001 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and cash flows for the nine months ended September 30, 2002. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year ending December 31, 2002. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2001 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at September 30, 2002 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that have shipped to customers but not yet recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2002 and December 31, 2001 is as follows:


                                                          September 30, 2002     December 31, 2001
                                                          ------------------     -----------------
Raw Materials                                                 $1,250,857            $1,553,020

Work in Process                                                  360,217               497,214

Finished Goods                                                   119,840               109,745
                                                              ----------            ----------
   Subtotal                                                    1,730,914             2,159,979

Shipped to customers, not yet recognized as a sale               395,176               338,956
                                                              ----------            ----------
   Total                                                       2,126,090             2,498,935
                                                              ----------            ----------

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

NOTE 4 - (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending September 30, 2002, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation.

NOTE 6 - RECENT PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 was effective July 1, 2001 except with regard to business combinations initiated prior to July 1, 2001 and SFAS 142 is effective January 1, 2002. Under SFAS 142, goodwill and intangible assets determined to have indefinite lives will no longer be amortized but will be subject to impairment by reviewing the discounted expected future cash flow. As of September 30, 2002, the company determined that $46,800 ($.03 per share) of goodwill was impaired. The impairment write-off was charged to selling, general and administrative expenses.

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

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, "SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies, and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146"). SFAS 146 will be effective for the Company for disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a significant impact on its unaudited condensed consolidated financial statements.

In October 2002, the Emerging Issues Task Force issued tentative conclusions regarding EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 0021 relates to accounting for multiple-deliverable arrangements and specifies circumstances under which a revenue arrangement should be separated into different revenue-generating deliverables or "units of accounting" and how the revenue arrangement should be allocated to the different deliverables or units of accounting. EITF 0021 is tentatively scheduled to be effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We are closely monitoring developments in this issue and will complete our assessment of any potential impact on our results of operations prior to the issuance of our December 31, 2002 financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                                     Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                                  2002              2001               2002              2001
                                              (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
Net sales                                        100.0%            100.0%             100.0%            100.0%
Gross profit                                     21.7%              9.2%              24.1%              27.6%
Selling, general and administrative
expenses                                         22.7%             35.1%              26.1%              25.7%
Research and development                          3.6%              .5%                2.5%              2.1%
Interest income                                   1.3%              1.7%               1.3%              2.5%
Net (loss) income                                (1.9%)           (16.2%)             (1.4%)             1.2%

THREE MONTHS ENDING SEPTEMBER 30, 2002
--------------------------------------

NET SALES for the three months ended September 30, 2002 were $3,702,487, a decrease of $267,529 (6.7%) from net sales of $3,970,016 for the corresponding period in 2001. We believe that the lower sales largely reflect continued reduced spending for capital equipment by the newspaper industry.

GROSS PROFIT for the three months ended September 30, 2002 was $802,824, an increase of $439,311 as compared to gross profit of $363,513 for the corresponding period in 2001. Gross profit as a percentage of sales for the three months ended September 30, 2002 was 21.7% compared to 9.2% for the corresponding period in 2001. The increase in gross profit margin is mainly due to lower custom design, production and installation costs primarily reflecting a reduction in cost overruns. In addition, gross profit increased due to a reduction in manufacturing overhead costs, primarily from a reduction in our labor force.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2002 were $841,258, a decrease of $553,976 (39.7%) as compared to $1,395,234 for the corresponding period in 2001. The decrease is due in part to changes to our allowance for doubtful accounts reserve. During the three months ended September 30, 2001, we increased our allowance for doubtful accounts by $275,000 based on our assessment of the collectability of customer accounts and the aging of our accounts receivable. During the three months ended September 30, 2002, we reduced our allowance for doubtful accounts by $113,000 as we collected customer receivable balances that were previously reserved. The remaining decrease in selling, general and administrative costs is primarily due to workforce reductions and lower variable selling expenses.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2002 were $132,689, an increase of $111,808 as compared to $20,881 for the same period in 2001. For the three months ended September 30, 2002, we invested greater resources in a new product development project. For the same period in 2001, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to these activities were charged to cost of goods sold when incurred rather than to research and development.

OTHER INCOME AND EXPENSE (NET) for the three months ended September 30, 2002 was $72,969 as compared to $63,002 for the same period in 2001. The increase is due to a gain realized on the sale of a security offset in part by lower interest rates on our securities available for sale.

NINE MONTHS ENDING SEPTEMBER 30, 2002
--------------------------------------

SALES for the nine months ended September 30, 2002 were $11,877,855, a decrease of $4,685,749 (28.3%) from net sales of $16,563,604 for the same period in 2001. We believe that the decrease reflects a slowdown in the U.S. economy and specifically a reduction in capital spending by newspaper publishers. The decline in advertising revenues for the newspaper industry has been widely reported and we believe the sales of our products have been affected as a result.

GROSS PROFIT for the nine months ended September 30, 2002 was $2,861,583, a decrease of $1,704,861 (37.3%) as compared to $4,566,444 for the corresponding period in 2001. Gross profit as a percentage of sales for the nine months ended September 30, 2002 decreased to 24.1% compared to 27.6% for the corresponding period in 2001. Our gross profit percentage decreased due to a higher percentage of fixed manufacturing overhead costs related to lower shipment volumes and higher than expected production and installation costs on some larger custom orders for our palletizer, gripper conveyor and automatic cart loading systems.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2002 were $3,095,620, a decrease of $ 1,153,768 (27.2%) as compared to
$4,249,388 for the same period in 2001. The decrease reflects non-recurring costs generated in 2001, changes to our allowance for doubtful accounts reserve and reduction in variable expenses. During the nine months ended September 30, 2001, we recorded non-recurring charges of $402,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value over the exercise price of options surrendered by the employees. In addition, during the nine months ended September 30, 2001, we recorded a net increase in our allowance for doubtful accounts of $225,000 based on our assessment of the collectability of customer accounts and the aging of our accounts receivable. On the other hand, we reduced our allowance for doubtful accounts by $113,000 during the nine months ending September 30, 2002, because we collected customer receivable balances that were previously reserved. The remaining decrease in selling, general and administrative expenses is primarily due to workforce reductions and lower variable expenses, including bonuses and commissions.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2002 were $301,295, a decrease of $48,996 (14.0%) as compared to $350,291 for the same period in 2001. During the first half of 2001, we devoted significant research and development resources toward software improvements for the palletizer and gripper conveyor product lines. For the nine months ended September 30, 2002, we have focused much of our engineering and technical efforts on the development of our 500 Stacker, high-resolution ink-jet printer for our bottomwrapper product line and, more recently, a new product designed to improve our competitive position.

OTHER INCOME AND EXPENSE (NET) for the nine months ended September 30, 2002 was $249,561 as compared to $363,951 for the same period in 2001. The decrease resulted from lower interest rates and lower average balances of cash and cash equivalents and securities available for sale in 2002. The decrease was offset in part by gains on the sale of securities and an increase in royalty income relating to our automatic cart loading system.

GENERAL
Our backlog as of September 30, 2002 was approximately $4,504,000 compared to approximately $6,611,000 at December 31, 2001 and $6,400,000 at September 30, 2001. We expect to ship all backlog items within the next twelve months. Orders booked during the quarter were approximately $4,899,000 compared to orders of approximately $4,713,000 during the same period in 2001.

LIQUIDITY
On September 30, 2002, cash and cash equivalents and securities available for sale totaled $8,239,027 as compared to $7,751,177 at December 31, 2001, an increase of $487,850 or 6.3%. This increase was primarily due to cash provided by operations. Working capital on September 30, 2002 was $9,485,857, an increase of $310,287 from $9,175,570 at December 31, 2001. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations is sufficient to fund operations at the current level.

CRITICAL ACCOUNTING POLICIES
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the representation of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain.

We believe that our critical accounting policies relate to (1) revenue recognition involving complex installation services, (2) allowance for doubtful accounts, (3) contract contingencies and (4) warranty reserves.

Revenue recognition
-------------------
Our revenue recognition policy with regard to equipment sales involving complex installation services calls for recognition when installation is complete. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management often must make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree for subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

Allowance for doubtful accounts
-------------------------------
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not exceeded our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Contract contingencies
----------------------
Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction.

Warranty reserves
-----------------
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have historically been within our expectations and the provisions established, future warranty return rates or repair costs could be in excess of our warranty reserves. We could also be affected by competitive pressures that force us to extend the warranty period for our products. Additionally, we do not have extensive warranty claims experience with recently introduced products. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

FORWARD LOOKING STATEMENTS
The statements contained in this quarterly report on Form 10-Q, including shipment of backlog orders and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and engineering and production difficulties.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, our exposure to interest rate fluctuations relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. We are actively managing our investment portfolios to increase return on investments, but in order to ensure safety and liquidity, will only invest in instruments with credit quality and where a secondary market exists. The counter parties are major financial institutions and government agencies. The market risk related to the Company's investment portfolios did not materially change from December 31, 2001 to September 30, 2002.

ITEM 4 CONTROLS AND PROCEDURES

Michael S. Kady, our Chief Executive Officer, and Eric Bello, our principal financial officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this report. Based on their evaluation, they have concluded that our disclosure controls and procedures provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commissions rules and forms.

There were no significant changes in our internal controls or in other factors that could affect these controls subsequent to the evaluation described above.

PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)        The following exhibits are filed with this report:


                    99.1 Certificate of the Chief Executive Officer of Quipp,
                         Inc. pursuant to Title 18, section 1350 of the United States Code.

                    99.2 Certificate of the Principal Financial Officer of
                         Quipp, Inc. pursuant to Title 18, Section 1350 of the United States Code.



         (b) No reports on form 8-K were filled during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 QUIPP, INC.

Date:  November 12, 2002

                                 By: /s/ Michael S. Kady
                                 -----------------------
                                 Michael S. Kady
                                 President and Chief Executive Officer


                                 By: /s/ Eric Bello
                                 ------------------
                                 Eric Bello Treasurer (Principal financial and accounting officer)

                                 CERTIFICATIONS


I, Michael S. Kady certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Quipp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Michael S. Kady
---------------------------
Michael S. Kady
Chief Executive Officer

Date:    November 12, 2002

I, Eric Bello certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Quipp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Eric Bello
--------------
Eric Bello
Treasurer (principal financial officer)

Date:    November 12, 2002