Form 10-K
period 2002-12-31
QUIPP INC
filed 2003-03-14
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period from _______________________ to


                         Commission file number 0-14870

                                  Quipp, Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)

           Florida                                                59-2306191
-------------------------------                               ------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

4800 NW 157th Street, Miami, Florida                                  33014
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 28, 2002 was approximately $17,568,812*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 2003 was 1,423,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 2002 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------
                                    Part III
                                    --------

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

                                   QUIPP, INC.

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Business............................................................. 3

Item 2.  Properties........................................................... 6

Item 3.  Legal Proceedings.................................................... 6

Item 4.  Submission of Matters to a Vote of Security Holders.................. 6

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.......................................... 7

Item 6.  Selected Financial Data.............................................. 8

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations........................ 9

Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........14

Item 8.  Financial Statements and Supplementary Data..........................15

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................................32

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...................33

Item 11. Executive Compensation...............................................33

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters..........................................33

Item 13. Certain Relationships and Related Transactions.......................33

Item 14. Controls and Procedures..............................................33

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....34

                                     PART I

ITEM I - BUSINESS
-----------------

Through our wholly owned subsidiary, Quipp Systems, Inc., we design, manufacture, sell and install post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, transferred to the shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and computerized control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

Our product line includes the following equipment, which we sell individually or as part of integrated post-press system installations that include several of our products and, in some instances, products of other manufacturers.

NEWSPAPER STACKERS - The Series 500 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Series 500C Stacker can be adjusted to count and stack a variety of newspaper sizes. The Quipp Sport Stacker, marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 60,000 copies per hour.

BOTTOMWRAPPER - The Quipp Viper applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

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

OTHER PRODUCTS - We manufacture other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors, automated waste handling systems, and other equipment.

ORIGINAL EQUIPMENT MANUFACTURERS' (OEM) EQUIPMENT - We sell OEM products to compliment our product line and provide our customers a single source for integrated post-press material handling systems.

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

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and we have a staff of technicians that provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2002, 2001 and 2000, spare parts sales accounted for approximately 12%, 9%, and 7% of our net sales revenue, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 6%, 5% and 13% of total sales in 2002, 2001, and 2000, respectively. The following table indicates the amount of sales by geographic area during the past three years:

          SALES BY GEOGRAPHIC AREA

                              2002          2001         2000
          --------------------------------------------------------

          United States   $15,336,675   $20,638,351   $30,905,022
          Far East            151,290        69,577       785,934
          Canada              342,122       126,593     1,360,731
          Latin America        61,866       469,237     2,125,993
          Other               371,697       365,084       174,067
          --------------------------------------------------------

                          $16,263,650   $21,668,842   $35,351,747
          =======================================================

As of December 31, 2002, our backlog of orders was approximately $4,686,000, as compared to $6,611,000 on December 31, 2001. Orders booked in 2002 were $14,019,000 as compared to $17,569,000 in 2001. We believe that the slowdown in the U.S. economy and, specifically, a reduction in capital spending by newspaper publishers resulted in lower incoming orders. If incoming orders remain at 2002 levels or decrease, our financial results in 2003 could be further adversely affected. We expect to ship all orders included in our backlog within the next 15 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" in Item 7.

For the years ended December 31, 2002, 2001 and 2000, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. accounted for 16% and 13% of our net sales in 2002 and 2001, respectively. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12%, respectively, of our net sales in 2000. Since our equipment is designed to have an extended life, our largest individual newspaper customers in a given year are usually different from the largest customers in any other year.

OEM sales accounted for approximately 4.1%, 3.5% and 12.6% of our total sales in 2002, 2001, and 2000, respectively.

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

MARKETING
In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through the foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale.

PATENTS AND TRADEMARKS
We hold 30 U.S. and foreign patents, which expire during the period from 2005 to 2017. We have two patents pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" and "Quipp Gripp" are registered trademarks of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $458,387, $379,437 and $669,855 in 2002, 2001 and 2000 respectively. In 2002, we focused much of our engineering and technical efforts on the development of our 500 Stacker, high-resolution ink-jet printer for our bottomwrapper product and, more recently, a new and not yet introduced product.

EMPLOYEES
As of December 31, 2002, we had 98 full-time employees. None of our employees are represented by a union and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

    NAME                  BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS     AGE
-------------------       ----------------------------------------------     ---
MICHAEL S.KADY            Mr. Kady became President and Chief Executive       53
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

CHRISTER A. SJOGREN       Mr. Sjogren, Executive Vice President of            60
                          Quipp Systems, Inc. since 1994, has served
                          Quipp or Quipp Systems in various capacities since 1983. He is currently responsible for our research and development activities.

DAVID SWITALSKI           Mr. Switalski, Vice President of Operations         43
                          of Quipp Systems, Inc. since July 2000, has served Quipp or Quipp Systems in various capacities since 1984.

ANGEL ARRABAL             Mr. Arrabal, Vice President of Sales of Quipp       43
                          Systems, Inc since 1997, has served Quipp or Quipp Systems in various capacities since
                          1986. He is currently responsible for
                          worldwide sales and marketing.

ITEM 2 - PROPERTIES
-------------------

We operate our business from one facility located in Miami, Florida. We own the property, and our facility contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for manufacturing operations, and 14,870 square feet are used for administrative functions. We own all of the equipment used in our manufacturing operations. In the opinion of management, our properties are adequate and suitable for current operations.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS
------------------------------------------------------

Our Common Stock, $.01 par value, is traded on the NASDAQ National Market under the symbol, "QUIP." The following table sets forth the high and low sales prices of our Common Stock as reported on the NASDAQ National Market for each calendar quarter in 2002 and 2001:

         ---------------------------------------------------------------------
                                    2002                       2001

                              HIGH       LOW             High        Low
         ---------------------------------------------------------------------

         FIRST QUARTER        $15.10    $13.50           $26.44     $20.75
         SECOND QUARTER        14.00     12.91            21.75      16.13
         THIRD QUARTER         13.50      8.82            17.34      13.94
         FOURTH QUARTER        13.01      8.25            15.45      12.31

         ---------------------------------------------------------------------

We did not pay any dividends in 2001 or 2002.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2002 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and also with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                 2002           2001           2000           1999          1998
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATION INFORMATION:
Net sales                                                 $16,264        $21,669       $35,352         $31,632       $27,121
  Gross profit                                              4,142          5,250        13,219          11,483        10,166
  Selling, general and administrative expenses              4,153          5,061         5,623           5,693         4,925
  Research and development                                    458            379           670             743           760
  Operating (loss) profit                                   (469)          (191)         6,926           5,047         4,481
  Other income (expense), net                                 289            461           793             531           601
--------------------------------------------------------------------------------------------------------------------------------
  Net (loss) income                                         (106)            190         5,013           3,673         3,348
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

  Net (loss) income per share (basic)                       (.07)            .12          2.65            2.02          2.05
  Net (loss) income per share (diluted)                     (.07)            .11          2.57            1.97          1.96
  Book value per share                                       7.91           8.00         11.28            8.55         13.67
  Market price per share (unaudited) - high                 15.10          26.44         26.06           24.00         20.38
                                     - low                   8.25          12.31         14.50           12.50         14.50

--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION

  Current assets                                          $14,723        $15,029       $28,970         $21,972       $28,954
  Total assets                                             16,902         17,839        31,477          24,435        31,278
  Current liabilities                                       5,139          5,854         9,381           7,454         7,834
  Long-term liabilities                                       550            650           750             850           950
  Shareholders' equity                                     11,212         11,336        21,345          16,131        22,494
Weighted average number of equivalent
shares outstanding                                      1,417,682      1,658,296     1,948,956       1,862,116     1,707,366

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

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

RESULTS OF OPERATIONS
(Note: All dollar amounts are in thousands)
2002 vs. 2001

                                                       2002              2001
--------------------------------------------------------------------------------
NET SALES                                            $ 16,264          $ 21,669
--------------------------------------------------------------------------------
Increase (Decrease)       $                            (5,405)
                          %                               (25)

We believe that our net sales were adversely affected by the slowdown in the U.S. economy and specifically a reduction in post-press capital spending by newspaper industry publishers.

                                                       2002              2001
--------------------------------------------------------------------------------
GROSS PROFIT                                         $  4,142         $   5,250
--------------------------------------------------------------------------------
Increase (Decrease)       $                            (1,108)
                          %                               (21)
Percentage of Net Sales                                    25%               24%

The decrease in gross profit is primarily due to lower net sales. Additionally, our gross profit was affected by a higher percentage of fixed manufacturing overhead costs related to lower shipment volumes and cost overruns resulting from higher than expected production and installation costs on some larger custom orders; these cost overruns declined during the course of 2002. The costs adversely affecting gross profit were offset in part by cost cutting measures including workforce reductions, a two-week plant shutdown, and four-day work weeks from January 2002 to August 2002.

                                                       2002              2001
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE          $ 4,153          $   5,061
--------------------------------------------------------------------------------
Increase (Decrease)       $                             (908)
                          %                              (18)
Percentage of Net Sales                                   26%                23%

The decrease in selling, general and administrative expenses reflects non-recurring costs generated in 2001, changes to our allowance for doubtful accounts, and reduction in variable expenses offset in part by the write-off of impaired goodwill. During 2001, we recorded non-recurring charges of $402,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value over the exercise price of options surrendered by the employees. Additionally, in 2001, we recorded a net increase in our allowance for doubtful accounts of $110,000 based on our assessment of the collectability of customer accounts and the aging of our accounts receivable. In contrast, we reduced our allowance for doubtful accounts by $155,000 during 2002, because we collected customer receivable balances that were previously reserved. The decrease in selling, general and administrative expenses was also affected by workforce reductions and lower variable selling expenses.

The reduction in selling, general and administrative expenses was partially offset by the write-off of goodwill. In 2001, we amortized our goodwill asset by approximately $31,000. In 2002, we adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized, but instead tested for impairment at least annually. Our test of goodwill impairment included comparing the value of goodwill to projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. As a result of our goodwill impairment test, we wrote off approximately $137,000 of goodwill in 2002.

                                                       2002              2001
--------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT                           $     458         $      379
--------------------------------------------------------------------------------
Increase (Decrease)        $                              79
                           %                              21
Percentage of Net Sales                                    3%                 2%

The majority of our 2002 research and development costs represented expenditures for the development of our 500 Stacker, high-resolution ink-jet printer for our bottomwrapper product line and, more recently, a new and not yet introduced product. The majority of our 2001 research and development costs represented expenditures for improvements to the automatic palletizer system and development of the Quipp-Gripp II. In 2001, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to these activities are charged to cost of goods sold as incurred.

                                                       2002              2001
--------------------------------------------------------------------------------
OTHER INCOME AND EXPENSE (NET)                     $     289         $      462
--------------------------------------------------------------------------------
Increase (Decrease)        $                            (173)
                           %                             (37)
Percentage of Net Sales                                    2%                 2%

The decrease in other income and expense (net) is primarily due to the decrease in interest income. The decrease in interest income resulted from lower interest rates and lower average balances of cash and cash equivalents and securities available for sale. The decrease was offset in part by gains on the sale of securities and an increase in royalty income relating to our automatic cart loading system technology.

RESULTS OF OPERATIONS
(Note: All dollar amounts are in thousands)
2001 vs. 2000

                                                       2001              2000
--------------------------------------------------------------------------------
NET SALES                                           $  21,669          $ 35,352
--------------------------------------------------------------------------------
Increase (Decrease)        $                          (13,683)
                           %                              (39)

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

                                                       2001              2000
--------------------------------------------------------------------------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE         $  5,061           $  5,623
--------------------------------------------------------------------------------
Increase (Decrease)        $                            (562)
                           %                             (10)
Percentage of Net Sales                                   23%                16%

Selling, General and Administrative Expense expenses decreased primarily due to reduced variable expenses, including bonuses, commissions, and warranty costs. The reduced expenses were offset in part by approximately $402,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value over the exercise price of options surrendered by the employees. Additionally, in 2001, we recorded a net increase in our allowance for doubtful accounts of $110,000 based on our assessment of the collectability of customer accounts and the aging of our accounts receivable.

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

                                                       2001              2000
--------------------------------------------------------------------------------
OTHER INCOME AND EXPENSE (NET)                      $        462       $    793
--------------------------------------------------------------------------------
Increase (Decrease)        $                                (331)
                           %                                 (42)
Percentage of Net Sales                                        2%             2%

The decrease in other income and expense (net) is primarily due to the decrease in interest income. The decrease in interest income resulted from lower average balances of cash and cash equivalents and securities available for sale. In May 2001, we purchased 550,000 shares of common stock in a tender offer for $11,000,000 and also incurred $461,136 in related fees and expenses.

GENERAL
Most of our sales are made on a contract basis. Typically, we receive a deposit upon the execution of the sales contract. Prior to shipment, we receive additional installment payments. We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the completion of the installation, and the receipt and nature of new orders. Our backlog, as of December 31, 2002 and December 31, 2001, was $4,686,000 and $6,611,000, respectively. Orders booked in 2002 were $14,019,000 as compared to $17,569,000 in 2001. As a result of continued uncertainties regarding capital spending by newspaper publishers, we remain cautious as to market conditions in 2003 and believe that, even if market conditions improve, there will be no noticeable effect on Quipp's financial results until late 2003 at best.

LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, we have been able to generate sufficient cash to support our operations, pay a special dividend to shareholders in 1999 totaling $13,196,008 and purchase 550,000 shares of our common stock in a tender offer in 2001 for an aggregate of $11,000,000, plus $461,136 in expenses. Although, our operating results in 2002 and 2001 were well below the levels of recent years, our cash flow was not adversely affected. Our cash, cash equivalents and securities available for sale increased by $874,895 in 2002 and increased by $2,223,818 in 2001, without giving effect to cash used in connection with the tender offer. While our cash, cash equivalents and marketable securities may decline in 2003 if adverse economic conditions continue, we do not anticipate that we will be required to seek external funding.

Our long-term debt consists solely of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2002, the balance due on the bonds was $650,000, of which $100,000 is classified as a current liability on our balance sheet. During 2002, the bonds bore interest at an average rate of 1.6%.

On December 31, 2002, cash, cash equivalents and securities available for sale totaled $8,626,072, as compared to $7,751,177 at December 31, 2001, an increase of $874,895. The increase was primarily due to cash provided by operations. Working capital at December 31, 2002 was $9,583,369, an increase of $407,799 from $9,175,570 at December 31, 2001. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

The following table provides information relating to our material contractual obligations at December 31, 2002.

                             PAYMENTS DUE BY PERIOD
                             ----------------------

--------------------------------------------------------------------------------
                                    LESS THAN                        MORE THAN
CONTRACTUAL OBLIGATIONS   TOTAL     1 YEAR     1-3 YEARS  4-5 YEARS  5 YEARS
--------------------------------------------------------------------------------
Long Term Debt          $ 650,000   $100,000   $200,000   $200,000   $150,000
--------------------------------------------------------------------------------

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

We believe that our critical accounting policies relate to (1) revenue recognition involving complex installations, (2) allowance for doubtful accounts, (3) contract contingencies and (4) warranty reserves.

Revenue recognition involving complex installations
---------------------------------------------------
Our revenue recognition policy with regard to equipment sales involving complex installations calls for recognition when installation is complete. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management often must make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree of subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

Allowance for doubtful accounts
-------------------------------
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically not exceeded our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected. On the other hand, our operating results in 2002 benefited from a $155,000 reduction in our allowance for doubtful accounts because we collected customer receivable balances that were previously reserved.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 17 in the Notes to Consolidated Financial Statements for recent accounting pronouncements.

FORWARD LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders, the effect of an improvement in market conditions on our financial results, possible decline in cash, cash equivalents and marketable securities, and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, delays in shipment, cancellation of customer orders, and engineering and production difficulties.

ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        PAGE
----------------------------------------------------                        ----

Independent Auditors' Report                                                  16

Financial Statements:

         Consolidated Balance Sheets as of December 31, 2002 and 2001         17

         Consolidated Statements of Operations
         for each of the years in the three-year period ended
         December 31, 2002                                                    18

         Consolidated Statements of Shareholders' Equity
         for each of the years in the three-year period
         ended December 31, 2002                                              19

         Consolidated Statements of Cash Flows
         for each of the years in the three-year period ended
         December 31, 2002                                                    20

         Notes to Consolidated Financial Statements                           21

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quipp, Inc.:

         We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2002 as listed in item 15(a)2 of the Company's 2002 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Ft. Lauderdale, Florida
January 31, 2003

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                        2002            2001
------------------------------------------------------------------------------------------------
ASSETS
Current assets:

    Cash and cash equivalents                                      $  1,769,545    $  1,627,937
    Securities available for sale                                     6,856,527       6,123,240
    Accounts receivable, net                                          2,872,617       3,382,105
    Inventories, net                                                  1,963,104       2,498,935
    Current deferred tax asset                                          724,358         837,448
    Prepaid expenses and other current assets                           297,651         320,475
    Current portion of notes receivable                                 238,940         238,940
                                                                   ----------------------------
TOTAL CURRENT ASSETS                                                 14,722,742      15,029,080

Property, plant and equipment, net                                    1,766,966       1,959,258
Notes receivable, net                                                   183,388         477,882
Goodwill                                                                174,822         312,201
Other assets                                                             53,900          60,620
                                                                   ----------------------------

TOTAL ASSETS                                                       $ 16,901,818    $ 17,839,041
                                                                   ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                               $    100,000    $    100,000
   Accounts payable                                                     841,095       1,113,510
   Accrued salaries and wages                                           466,517         433,359
   Deferred revenues                                                  2,081,031       2,275,351
   Contract contingencies                                               200,131         522,976
   Other accrued liabilities                                          1,450,599       1,408,314
                                                                   ----------------------------
TOTAL CURRENT LIABILITIES                                             5,139,373       5,853,510

Long-term debt                                                          550,000         650,000
                                                                   ----------------------------

TOTAL LIABILITIES                                                     5,689,373       6,503,510

Contingencies (Note 16)

Shareholders' Equity:
   Common stock - par value $.01 per share, authorized 8,000,000
      shares, issued 1,426,025 shares in 2002 and 2001                   14,260          14,260
   Treasury Stock, at cost (9,250 shares in 2002 and 2001)             (148,375)       (148,375)
 Retained earnings                                                   11,307,955      11,414,178
 Other comprehensive income                                              38,605          55,468
                                                                   ----------------------------

                                                                     11,212,445      11,335,531
                                                                   ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 16,901,818    $ 17,839,041
                                                                   ============================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              2002            2001           2000
------------------------------------------------------------------------------------------------------
Net sales                                                 $ 16,263,650    $ 21,668,842    $ 35,351,747
Cost of sales                                              (12,121,658)    (16,418,908)    (22,132,564)
                                                          --------------------------------------------

GROSS PROFIT                                                 4,141,992       5,249,934      13,219,183
                                                          --------------------------------------------

Operating expenses:
   Selling, general and administrative expenses             (4,152,638)     (5,061,171)     (5,623,178)
   Research and development                                   (458,387)       (379,437)       (669,855)
                                                          --------------------------------------------

OPERATING (LOSS) PROFIT                                       (469,033)       (190,674)      6,926,150
------------------------------------------------------------------------------------------------------

Other income (expense):
   Miscellaneous income (expense)                              100,864           8,587              --
   Interest income                                             199,789         479,427         833,933
   Interest expense                                            (11,691)        (26,266)        (40,957)
                                                          --------------------------------------------

                                                               288,962         461,748         792,976

------------------------------------------------------------------------------------------------------


(LOSS) INCOME BEFORE INCOME TAXES                             (180,071)        271,074       7,719,126

Income tax benefit (expense)                                    73,848         (81,173)     (2,706,452)
                                                          --------------------------------------------

NET (LOSS) INCOME                                         $   (106,223)   $    189,901    $  5,012,674
                                                          ============================================

------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

   Basic income per common share                          ($      0.07)   $       0.12    $       2.65
   Diluted income per common share                        ($      0.07)   $       0.11    $       2.57

Basic average number common shares                           1,417,682       1,626,787       1,891,928
     Outstanding

Diluted average number of common and
   common equivalent shares outstanding                      1,417,682       1,658,296       1,948,956
======================================================================================================

See accompanying notes to the consolidated financial statements

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                     ADDITIONAL
                                             COMMON STOCK             PAID-IN          RETAINED
                                        SHARES          AMOUNT        CAPITAL          EARNINGS
                                     ------------    ------------    ------------    ------------
Balances on
         January 1, 2000                1,885,144    $     18,851    $  8,958,547    $  7,153,935

Net income                                     --              --              --       5,012,674

Issuance of shares to employees             8,357              83         152,580              --

Purchase of treasury Stock                     --              --              --              --
Exercise of stock options
 (includes tax benefit of $11,851)          4,750              48          86,679              --
                                     ------------    ------------    ------------    ------------

Balances on
         December 31, 2000              1,898,251          18,982       9,197,806      12,166,609

Net income                                     --              --              --         189,901
Issuance of shares to employees             9,149              92         214,383              --
Unrealized gain on securities held
 for sale, net of taxes                        --              --              --              --

Purchase of treasury Stock                     --              --              --              --
Exercise of stock options
 (includes tax benefit of $73,988)         68,625             686       1,101,115              --
Purchase stock in "modified
 Dutch auction" tender offer             (550,000)         (5,500)    (10,513,304)       (942,332)
                                     ------------    ------------    ------------    ------------
Balances on
        December 31, 2001               1,426,025          14,260              --      11,414,178

Net Loss                                       --              --              --        (106,223)
Reduction of unrealized gain on
 securities held for sale, net of
  taxes                                        --              --              --              --
                                     ------------    ------------    ------------    ------------
BALANCES ON
        DECEMBER 31, 2002               1,426,025    $     14,260    $         --    $  1,307,955
                                     ============    ============    ============    ============
[RESTUBBED]
                                                                           OTHER            TOTAL
                                                TREASURY STOCK         COMPREHENSIVE     SHAREHOLDERS'
                                              SHARES         AMOUNT        INCOME           EQUITY
                                          ------------   ------------    ------------    ------------
Balances on
         January 1, 2000                            --   $         --    $         --    $ 16,131,333

Net income                                          --             --              --       5,012,674

Issuance of shares to employees                     --             --              --         152,663

Purchase of treasury Stock                       2,500        (38,125)             --         (38,125)
Exercise of stock options
 (includes tax benefit of $11,851)                  --             --              --          86,727
                                          ------------   ------------    ------------    ------------

Balances on
         December 31, 2000                       2,500        (38,125)             --      21,345,272

Net income                                          --             --              --         189,901
Issuance of shares to employees                     --             --              --         214,475
Unrealized gain on securities held
 for sale, net of taxes                             --             --          55,468          55,468

Purchase of treasury Stock                       6,750       (110,250)             --        (110,250)
Exercise of stock options
 (includes tax benefit of $73,988)                  --             --              --       1,101,801
Purchase stock in "modified
 Dutch auction" tender offer                        --             --              --     (11,461,136)
                                          ------------   ------------    ------------    ------------
Balances on
        December 31, 2001                        9,250       (148,375)         55,468      11,335,531

Net Loss                                            --             --              --        (106,223)
Reduction of unrealized gain on
 securities held for sale, net of
  taxes                                             --             --         (16,863)        (16,863)
                                          ------------   ------------    ------------    ------------
BALANCES ON
        DECEMBER 31, 2002                        9,250   $   (148,375)   $     38,605    $ 11,212,445
                                          ============   ============    ============    ============


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2002, 2001 AND 2000

                                                             2002            2001            2000
                                                        ------------    ------------    ------------
Cash provided by operations:
    Net (loss) income                                   $   (106,223)   $    189,901    $  5,012,674
                                                        --------------------------------------------
Reconciliation of net (loss) income to net cash
provided by operations:

    Deferred income taxes                                    113,090         (32,799)         84,070
    Depreciation and amortization                            268,807         299,926         270,732
    Goodwill Impairment                                      137,379              --              --
    Issuance of shares to employees                               --         214,475         152,663
    Write-off of fixed assets                                     --              --          52,970
    Accounts and notes receivable bad debt allowance        (154,806)        110,756          63,576

Changes in operational assets and liabilities:
    Accounts receivable                                      664,294       3,454,669      (1,881,047)
    Inventories                                              535,831       1,273,871      (1,155,165)
    Other assets, prepaid expenses, other receivables         29,544         271,687         (39,233)
    Notes receivable from customers                          294,494        (846,228)             --
    Accounts payable and other accrued liabilities          (196,972)     (2,128,424)      1,405,952
    Contract contingencies                                  (322,845)        467,703        (507,919)
    Deferred revenues                                       (194,320)     (1,625,194)        381,538
    Income taxes payable                                          --        (167,820)        246,177
                                                        --------------------------------------------
NET CASH PROVIDED BY OPERATIONS                            1,068,273       1,482,523       4,086,988
                                                        --------------------------------------------


Cash flows from investing activities:

   Securities purchased                                   (7,706,378)    (10,149,882)    (22,165,717)
   Securities sold                                         6,956,228      19,984,504      16,734,377
   Capital expenditures                                      (76,515)       (131,736)       (374,560)
                                                        --------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES         (826,665)      9,702,886      (5,805,900)
                                                        --------------------------------------------

Cash flows from financing activities:

    Repayment of debt                                       (100,000)       (100,000)       (100,000)
    Tender offer and related fees and expenses                    --     (11,461,136)             --
    Exercise of stock options                                     --       1,027,813          74,876
    Purchase treasury stock                                       --        (110,250)        (38,125)
                                                        --------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                       (100,000)    (10,643,573)        (63,249)
                                                        --------------------------------------------

Increase (Decrease) in cash and cash equivalents             141,608         541,836      (1,782,161)

Cash and cash equivalents, beginning of year               1,627,937       1,086,101       2,868,262
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                  $  1,769,545    $  1,627,937    $  1,086,101
====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

    Tax benefit of exercised stock options              $         --    $     73,988    $     11,851
    Unrealized gain on securities available for sale    $     16,863    $     55,468    $         --
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
    Interest                                            $     11,691    $     26,266    $     40,957
    Income taxes                                        $      1,931    $    465,515    $  2,276,205
====================================================================================================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Through our wholly owned subsidiary, Quipp Systems, Inc., we manufacture, sell and install post-press material handling equipment to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, transferred to the shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and computerized control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly owned subsidiary (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $165,000 for 2002 and $320,000 for 2001.

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

The Company deferred sales totaling $714,039 and $600,000 at December 31, 2002 and 2001, respectively, for products that shipped but require complex installation services or have receivable balances that are not reasonably assured. Pending the completion of installation or collection of the outstanding receivable, the $714,039 and $600,000 balances are included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

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

GOODWILL - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Goodwill impairment, if any, was measured based on projected discounted future operating cash flows.

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

INCOME TAXES - Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are identified based on temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

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

DEFERRED BOND-FINANCING COST - Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 7) and are included in other assets. These costs are amortized using a method that approximates the effective yield over the term of the bonds.

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

IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 2002. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There was no impairment of long-lived assets in 2002 and 2001.

CONTRACT CONTINGENCIES - Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction. Additions to contract contingencies are charged to cost of sales.

STOCK-BASED COMPENSATION - In 2002, the Company used the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option grants (note 8). Under APB 25, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation, " established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. In 2002, as allowed by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company has elected to continue applying the intrinsic value-based method of accounting described above, and has provided the disclosures required by SFAS No. 123. The following table illustrates the effect on net (loss) income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

---------------------------------------------------------------------------------------------------------------------
                                                                               2002           2001           2000
---------------------------------------------------------------------------------------------------------------------

Net (loss) income as reported                                             $  (106,223)   $   189,901    $   5,012,674
Deduct total stock-based employee compensation expense determined under
fair-value-based method for all rewards, net of tax                       $   (24,056)   $  (341,094)   $    (168,369)

Pro forma net (loss) income                                               $  (130,279)   $  (151,193)   $   4,844,305

EARNINGS PER SHARE:

Basic  - as reported                                                      $     (0.07)   $      0.12     $       2.65
Basic  - pro forma                                                        $     (0.09)   $     (0.09)    $       2.56

Diluted  - as reported                                                    $     (0.07)   $      0.11     $       2.57
Diluted  - pro forma                                                      $     (0.09)   $     (0.09)    $       2.49

---------------------------------------------------------------------------------------------------------------------

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair value of the options granted were estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating fair value: an expected dividend yield of zero, expected lives ranging from five to ten years, stock price volatility of 30.68%, and a risk-free interest rate of 2.65%. No options were granted in 2001 or 2000.

COMPREHENSIVE INCOME - In June 1997, the Financial Accounting Standards Board
(FASB) issued SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 is effective for fiscal years beginning after December 15, 1997 and establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has had no significant impact on the Company's financial statements. The Company had unrealized gains on securities available for sale totaling $38,605 and $55,468 at December 31, 2002 and 2001, respectively.

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

RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 financial statement presentation.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2002 and 2001, the amortized cost of securities available for sale approximates fair value. Securities available for sale at December 31, 2002 and 2001 consisted of the following:

---------------------------------------------------------------------------------------------------
                                                            2002                            2001
---------------------------------------------------------------------------------------------------
Securities:
Municipal Securities                                    $ 2,125,000                     $ 5,945,000
Federal Government Agency Securities                      4,600,000                              --
Money Market Investments                                     60,877                             420
Premium on Investments                                       32,045                         122,352
Unrealized Holding Gain                                      38,605                          55,468
                                                  -------------------------------------------------

Total                                                   $ 6,856,527                     $ 6,123,240
                                                  -------------------------------------------------


NOTE 3 - INVENTORIES

Components of inventory as of December 31, 2002 and 2001 were as follows:

---------------------------------------------------------------------------------------------------
                                                             2002                           2001
---------------------------------------------------------------------------------------------------
Raw Materials                                           $ 1,283,250                     $ 1,553,020
Work in Process                                             199,853                         497,214
Finished Goods                                               48,978                         109,745
                                                   ------------------------------------------------
Subtotal                                                  1,532,081                       2,159,979
Shipped to Customers                                        431,023                         338,956
                                                   ------------------------------------------------

Total                                                   $ 1,963,104                     $ 2,498,935
                                                   ------------------------------------------------

Inventory obsolescence reserves total $304,000 and $315,000 in 2002 and 2001, respectively. Inventory includes balances totaling $431,023 and $338,956 at December 31, 2002 and 2001, respectively, for equipment shipped to customers but not recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete or the outstanding receivable is collected.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31, 2002 and 2001:

---------------------------------------------------------------------------------------------------
                                                             2002                         2001
---------------------------------------------------------------------------------------------------

Notes receivable                                          $ 551,735                     $   846,229

Allowance for doubtful accounts                            (129,407)                       (129,407)
                                                        -------------------------------------------
                                                            422,328                         716,822

Less:  current portion                                     (238,940)                       (238,940)
                                                        -------------------------------------------

Long term notes receivable                                $ 183,388                     $   477,882
                                                        -------------------------------------------

NOTE 5 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                    CURRENT          DEFERRED           TOTAL
                                  -----------      -----------      -----------
2002
     U.S. FEDERAL                 $   177,965      $  (101,026)     $    76,939
       STATE AND LOCAL                  8,973          (12,064)          (3,091)
                                  -----------      -----------      -----------
                                  $   186,938      $  (113,090)     $    73,848
                                  -----------      -----------      -----------
2001
     U.S. Federal                 $       (47)     $     9,380      $     9,333
       State and local               (113,925)          23,419          (90,506)
                                  -----------      -----------      -----------
                                  $  (113,972)     $    32,799      $   (81,173)
                                  -----------      -----------      -----------
2000
     U.S. Federal                 $(2,186,588)     $   (90,455)     $(2,277,043)
       State and local               (435,794)           6,385         (429,409)
                                  -----------      -----------      -----------
                                  $(2,622,382)     $   (84,070)     $(2,706,452)
                                  -----------      -----------      -----------


The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

--------------------------------------------------------------------------------
                                                        2002             2001
--------------------------------------------------------------------------------
Deferred Tax Assets:
     Warranty reserve                                $  81,504        $  86,706
     Inventory obsolescence                            171,994          156,024
     Allowance for bad debts                           109,094          118,572
     Contract reserves                                 198,295          304,024
     Vacation Accrual                                   78,971           54,352
     Unicap                                             26,197           40,427
     Other taxes                                        48,763           25,987
     Other                                              12,847          107,456
                                                     --------------------------
Total deferred tax assets                            $ 727,665        $ 893,548

Deferred Tax Liability:
     Depreciation                                       (3,307)         (56,100)
                                                     ---------        ---------
Total gross deferred tax liabilities                    (3,307)         (56,100)

                                                     --------------------------

Net current deferred tax assets                      $ 724,358          837,448
                                                     ==========================

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

The following table summarizes the differences between the Company's effective income tax rate and the statutory federal tax rate for the years ended December 31, 2002, 2001, and 2000:

                                                Year Ended December 31,
                                      -----------------------------------------
                                          2002           2001            2000
                                      -----------------------------------------
Statutory federal income tax rate     $    61,224    $   (92,165)   $(2,613,141)

Increase (decrease) resulting from:

State and Local taxes, net of
   Federal income tax benefit              (2,040)       (59,734)      (283,410)

Tax exempt interest                        37,777        104,743        159,667


Other                                     (23,113)       (34,017)        30,432
                                      -----------------------------------------

                                      $    73,848    $   (81,173)   $(2,706,452)
                                      =========================================

The Company's effective tax rate was 41.0%, 29.9% and 35.0% in 2002, 2001, and 2000, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 2002 and 2000 consist of the following:

--------------------------------------------------------------------------------
                                                                       ESTIMATED
                                                                        USEFUL
                                                                         LIFE
                                           2002          2001           (YEARS)
--------------------------------------------------------------------------------
LAND                                   $   500,500    $   500,500           --
BUILDING                                 1,431,771      1,431,771           31
BUILDING IMPROVEMENTS                      561,813        559,640           10
MACHINERY                                  801,322        798,127            5
FURNITURE AND FIXTURES                     220,413        219,813            5
COMPUTER EQUIPMENT                       1,259,112      1,188,565            5
AUTOMOBILES                                 66,859         66,859            5
                                       -----------    -----------
                                         4,841,790      4,765,275
Less: Accumulated depreciation          (3,074,824)    (2,806,017)
                                       -----------    -----------

                                       $ 1,766,966    $ 1,959,258
==============================================================================

Depreciation expense charged to income was $268,807, $268,706, and $239,512 in 2002, 2001, and 2000, respectively.

NOTE 7 - LONG-TERM DEBT

INDUSTRIAL REVENUE BONDS - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $650,000 and $750,000 at December 31, 2002 and 2001, respectively, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 1.6% and 3.4% during 2002 and 2001, respectively. The bonds are payable in annual installments of $100,000 in years 2003 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2003.

NOTE 8 - STOCK OPTION PLANS

1996 EQUITY COMPENSATION PLAN - The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2002, 2001 and 2000 there were 54,514, 42,014 and 29,683 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                     INCENTIVE STOCK
                                         OPTIONS           NONQUALIFIED OPTIONS
                                  ----------------------   --------------------
                                               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE
                                   SHARES       PRICE     SHARES       PRICE
                                  -------------------------------------------
Balance at December 31, 1999       195,000       15.26     53,000       14.80
     Exercised                      (4,750)      15.76         --          --
                                  -------------------------------------------
Balance at December 31, 2000       190,250     $ 15.25     53,000     $ 14.80
                                  ===========================================
     Exercised                     (55,625)      15.04    (13,000)      14.71
     cancellations                 (20,250)      14.52         --          --
                                  -------------------------------------------
Balance at December 31, 2001       114,375     $ 15.53     40,000     $ 14.83
                                  ===========================================
     Issued                          6,000       14.60      5,000       14.98
     Cancellations                 (24,500)      15.61         --          --
                                  -------------------------------------------
Balance at December 31, 2002        95,875     $ 15.39     45,000     $ 14.85
                                  ===========================================

At December 31, 2002, the range of exercise prices and remaining contractual life of outstanding options was $14.00 to $17.50, and 1 to 9 years. At December 31, 2002, the number of options exercisable was 132,500, as indicated in the table below.
                                                                  Remaining
    Range                 Options              Options           Contractual
Exercise Prices         Outstanding          Exercisable            Life
---------------         -----------          -----------         -----------

 $14.00 - 17.50          140,875               132,500           1 to 9 years
                         -------               -------
                         140,875               132,500
                         =======               =======

The weighted-average exercise price of options outstanding at December 31, 2002 was $15.21.

NOTE 9 - EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net (loss) income per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method. The following table presents the calculation for the number of shares used in the basic and diluted net (loss) income per share computations:

                                     2002           2001            2000
                                --------------------------------------------
NET (LOSS) INCOME               $  (106,223)     $   189,901     $ 5,012,674

SHARES
Basic Shares                      1,417,682        1,626,787       1,891,928

Common stock equivalents
        from option plan                 --           31,509          57,028
                                --------------------------------------------
Diluted                           1,417,682        1,658,296       1,948,956
                                ============================================
EPS
Basic                           $      (.07)     $       .12     $      2.65
Diluted                         $      (.07)     $       .11     $      2.57
============================================================================

NOTE 10 - MAJOR CUSTOMERS

For the years ended December 31, 2002, 2001 and 2000, no single newspaper customer accounted for ten percent or more of the Company's net sales. A number of the Company's newspaper customers are part of large newspaper chains, but management believes that the individual newspapers make purchase decisions. Newspapers owned by Gannett Co, Inc. accounted for 16% and 13% of the Company's net sales in 2002 and 2001, respectively. Newspapers owned by Gannett Co, Inc. and Knight-Ridder, Inc. accounted for 18% and 12%, respectively, of the Company's net sales in 2000. The Company sells a substantial portion of its products to the domestic newspaper industry; foreign sales accounted for 6%, 5%, and 13% of total net sales in 2002, 2001 and 2000, respectively.

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. In 2000, the Board of Directors approved an increase in the matching contribution to the Savings Plan to 60% of the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2002, 2001, and 2000, was $110,655, $143,845 and $137,117, respectively. The Company, as sponsor, pays the administrative expenses of the Savings Plan.

NOTE 12 - QUARTERLY SUMMARY OF KEY FINANCIAL DATA

QUARTERLY SUMMARY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

-------------------------------------------------------------------------------------------

QUARTER ENDED                             MARCH 31,   JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
--------------------------------------------------------------------------------------------
2002
Net Sales                                  $ 3,704      $ 4,471      $ 3,702      $ 4,387


Operating (Loss) Profit                       (327)         (37)        (171)          66


Net (Loss) Income                             (129)          29          (71)          65

Basic (loss) income per common share       ($ 0.09)     $  0.02      ($ 0.05)     $  0.05
Diluted (loss) income per common share     ($ 0.09)     $  0.02      ($ 0.05)     $  0.05


                                                                                     2001

Net Sales                                  $ 6,101      $ 6,493      $ 3,970      $ 5,105


Operating Profit (Loss)                        510          510       (1,053)        (158)


Net Income (Loss)                              433          410         (643)         (10)

Basic (loss) income per common share       $  0.23      $  0.23      ($ 0.45)     ($ 0.01)
Diluted (loss) income per common share     $  0.22      $  0.23      ($ 0.45)     ($ 0.01)


NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.

NOTE 14 - GOODWILL

The changes in the carrying value of goodwill for the year ended December 31, 2002 are as follows:

Balance as of January 1, 2002                                         $ 312,201
Impairment loss                                                        (137,379)
                                                                      ---------

Balance as of December 31, 2002                                       $ 174,822
                                                                      ---------

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994. The Company reviews the operating profit and cash flow expected from these assets quarterly. During 2002, we recognized an impairment loss of $137,379 since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

The Company adopted SFAS 142 on January 1, 2002. The following table represents the pro forma effect of SFAS 142 for the three years ending December 31, 2002, 2001, and 2000.

-----------------------------------------------------------------------------------------------
                                                     2002            2001            2000
-----------------------------------------------------------------------------------------------
Net (loss) income as reported                    $  (106,223)     $   189,901     $   5,012,674
Add back goodwill amortization, net of taxes              --           21,885            20,293
                                                 ----------------------------------------------
Pro forma net (loss) income                      $  (106,223)     $   211,786     $   5,032,967

EARNINGS PER SHARE:
Basic  - as reported                             $     (0.07)     $      0.12     $        2.65
Goodwill amortization                                     --             0.01              0.01
Basic  - pro forma                               $     (0.07)     $      0.13     $        2.66

Diluted  - as reported                           $     (0.07)     $      0.11     $        2.57
Goodwill amortization                                     --             0.01              0.01
Diluted  - pro forma                             $     (0.07)     $      0.12     $        2.58
-----------------------------------------------------------------------------------------------

NOTE 15 - RECENT DEVELOPMENTS

Effective January 1, 2003, the Company has adopted the fair value based method of accounting for stock option grants in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has elected the prospective method under Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." All future employee stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted.

On March 3, 2003, the Company announced that its Board of Directors adopted a shareholder rights plan and declared a dividend of one right for each share of Quipp common stock held by shareholders of record as of the close of business on March 13, 2003. The rights plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of Quipp without offering a fair and adequate price and terms to all of Quipp shareholders. The rights generally will become exercisable only if a person or group (other than certain institutional investment managers and certain existing shareholders who already beneficially own greater than 10 percent of the outstanding Quipp common stock, provided that such existing shareholders do not acquire any additional shares) acquires beneficial ownership of 10 percent or more of Quipp common stock or commences a tender or exchange offer for 10 percent or more of Quipp common stock. The rights will be subject to redemption by the Board of Directors for $0.01 per right and, unless redeemed earlier by the Board of Directors, will expire on March 2, 2006.

In March 2003, the Company completed the acquisition of certain assets of USA Leader, Inc., a Missouri corporation (the "Seller"), pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), The assets acquired pursuant to the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets.

Under the terms of the Purchase Agreement, the aggregate consideration payable by the Company to the Seller is approximately $390,000 in cash, subject to adjustment based on the closing date value of certain assets and liabilities, and 6,000 shares of common stock, $0.01 par value per share, of the Company. Quipp Systems will also pay additional amounts consisting of a percentage of sales of the Products during the next three years. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand.

NOTE 16 - CONTINGENCIES

In the normal course of business, the Company is exposed to litigation, and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 17 - RECENT PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard had no effect on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, " SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies, and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company does not expect that the adoption of the statement will have an impact on its financial position and results of operations.

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 00-21, Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue 00-21 will have an impact on its financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an effect on the Company's financial statements. The disclosure requirements are effective for fiscal years ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. As discussed in note 15, the Company has adopted the fair value based method of accounting for stock option grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected the prospective method under Statement of Financial Accounting Standards No. 148.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table provides information, as of December 31, 2002, regarding securities issuable under our 1996 Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

                             EQUITY COMPENSATION PLAN INFORMATION

-----------------------------------------------------------------------------------------------

                                                                                NUMBER OF
                                                 NUMBER OF                     SECURITIES
                                               SECURITIES TO   WEIGHTED-        REMAINING
                                                 BE ISSUED      AVERAGE       AVAILABLE FOR
                                                   UPON         EXERCISE     FUTURE ISSUANCE
                                                EXERCISE OF     PRICE OF      UNDER EQUITY
                                                OUTSTANDING   OUTSTANDING     COMPENSATION
  PLAN CATEGORY                                   OPTIONS       OPTIONS           PLANS
-----------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                 140,875      $   15.21          54,514
-----------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                   --      $      --             --
-----------------------------------------------------------------------------------------------

TOTAL                                            140,875      $   15.21         54,514
-----------------------------------------------------------------------------------------------

Other information required to be disclosed in this section will be included in our proxy statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable

ITEM 14 - CONTROLS AND PROCEDURES
---------------------------------

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within 90 days prior to the filing date of this report was carried out by us under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Subsequent to the date of the most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  1    Financial Statements - See "Index to Financial Statements" in Item 8

     2 Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because they are inapplicable.

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

*10.1    Quipp, Inc. 1996 Equity Compensation Plan, as amended.

*10.2 Quipp Systems, Inc. Employee Savings and Investment Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

*10.3    Quipp Inc. Management Incentive Plan (Incorporated by reference to
         Exhibit 10.8 to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998).

*10.4 Change of Control Agreement, dated as of December 23, 2000, among Quipp, Inc., Quipp Systems, Inc and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of
         Item 601 of Regulation S-K, those agreements need not be filed with this report.

*10.5 Change of control agreement dated as of June 25, 2002 among Quipp, Inc., Quipp Systems, Inc and Michael S Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

23       Consent of KPMG LLP.

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

                                           QUIPP, INC.

Date:    March 14, 2003                    By: / s / Michael S. Kady
                                           -------------------------
                                           MICHAEL S. KADY
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                          TITLE                              DATE
---------                          -----                              ----

 / s / Michael S. Kady
--------------------------
MICHAEL S. KADY                Chief Executive
                               Officer and Director               March 14, 2003


/ s / Ralph M. Branca
--------------------------
RALPH M. BRANCA                Director                           March 14, 2003



 / s / Richard H. Campbell
--------------------------
RICHARD H. CAMPBELL            Director                           March 14, 2003



/ s / Lawrence J. Gibson
--------------------------
LAWRENCE J GIBSON              Director                           March 14, 2003



 / s / Cristina H. Kepner
--------------------------
CRISTINA H. KEPNER             Director                           March 14, 2003



/ s / Louis D. Kipp
--------------------------
 LOUIS D. KIPP                 Director                           March 14, 2003



/ s / Eric Bello
--------------------------
ERIC BELLO                     Director of Finance and            March 14, 2003
                               Treasurer (Principal Financial
                               and Accounting Officer)

                           QUIPP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                         (a)
                                           Balance,       Charged                        Balance,
                                          beginning          to             (b)            end
                                           of year        Expenses      Write-offs       of year
                                         -------------  -------------  --------------  -------------
Year ended December 31, 2002:
     Allowance for doubtful
     accounts                                 320,000       (154,806)           (194)       165,000

Year ended December 31, 2001:
     Allowance for doubtful
     accounts                                 370,000        (18,651)        (31,349)       320,000

Year ended December 31, 2000
     Allowance for doubtful
     accounts                                 306,424         63,576               -        370,000


(a) Charges to expense result from increases or decreases to our allowance for doubtful accounts due to the assessment of the collectability of customer accounts and the aging of our accounts receivable.

(b) We write-off trade accounts when we have exhausted all reasonable efforts to collect outstanding receivable balances.

                                 CERTIFICATIONS


I, Michael S. Kady certify that:

1.   I have reviewed this Annual report on Form 10-K of Quipp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael S. Kady
-----------------------
Michael S. Kady
Chief Executive Officer

Date:    March 14, 2003

I, Eric Bello certify that:

1.   I have reviewed this Annual report on Form 10-K of Quipp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Eric Bello
---------------
Eric Bello
Treasurer (principal financial officer)

Date:    March 14, 2003

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

*10.4 Change of Control Agreement, dated as of December 23, 2000, among Quipp, Inc., Quipp Systems, Inc and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements also dated as of December 23, 2000 were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

*10.5 Change of control agreement dated as of June 25, 2002 among Quipp, Inc., Quipp Systems, Inc and Michael S Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002.

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