Form 10-Q
period 2003-03-31
QUIPP INC
filed 2003-05-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________


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

Registrant's telephone number, including area code (305) 623-8700
                                                    -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]   No  [ ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]   No  [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at May 5, 2003 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                        PAGE

         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                     3
                    March 31, 2003 and December 31, 2002

                  Unaudited Condensed Consolidated Statements of Operations -           4
                    Three months ended March 31, 2003 and 2002

                  Unaudited Condensed Consolidated Statements of Cash Flows -           5
                    Three months ended March 31, 2003 and 2002

                  Notes to unaudited Condensed Consolidated Financial Statements        6

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                      11

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk            13

         Item 4 - Controls and Procedures                                              13



PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                  14

         Item 6 - Exhibits and Reports on Form 8-K                                     15


PART 1 - UNAUDITED FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                     March 31, 2003  December 31, 2002
--------------------------------------------------------------------------------------

ASSETS

Current assets:
Cash and cash equivalents                              $    506,801     $  1,769,545
Securities                                                7,509,275        6,856,527
Accounts receivable, net                                  2,400,118        2,872,617
Inventories                                               2,907,513        1,963,104
Deferred tax asset-current                                  724,358          724,358
Prepaid expenses and other receivables                      523,908          297,651
Current portion note receivable                             238,940          238,940
                                                       ------------     ------------

Total current assets                                     14,810,913     $ 14,722,742

Other assets:
Property, plant and equipment, net                        1,770,878        1,766,966
Notes Receivable                                            183,388          183,388
Goodwill                                                    155,323          174,822
Intangible assets, net                                      860,000               --
Other assets                                                 52,219           53,900
                                                       ------------     ------------

Total assets                                           $ 17,832,721     $ 16,901,818
                                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                    $    100,000     $    100,000
  Accounts payable                                        1,207,206          841,095
  Accrued salaries and wages                                478,075          466,517
  Deferred revenues                                       2,294,895        2,081,031
  Contract contingencies                                    183,974          200,131
  Accrued acquisition costs                                 451,805               --
  Other accrued liabilities                               1,511,754        1,450,599
                                                       ------------     ------------

Total current liabilities                                 6,227,709        5,139,373

Long-term debt                                              550,000          550,000
                                                       ------------     ------------

Total liabilities                                         6,777,709        5,689,373

Shareholders' equity:
Common stock - par value $.01 per share, authorized
8,000,000 shares, issued 1,433,025 in 2003 and
1,426,025 shares in 2002                                     14,330           14,260
Additonal paid-in capital                                    72,487               --
Treasury stock, at cost (9,250 shares)                     (148,375)        (148,375)
Retained earnings                                        11,084,306       11,307,955
Other comprehensive income                                   32,264           38,605
                                                       ------------     ------------

                                                         11,055,012       11,212,445
                                                       ------------     ------------

Total liabilities and shareholders' equity             $ 17,832,721     $ 16,901,818
                                                       ============     ============


See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the three months ended

                                               March 31, 2003   March 31, 2002
--------------------------------------------------------------------------------

Net sales                                         $ 3,305,291     $ 3,704,483
Cost of sales                                      (2,350,486)     (2,894,943)
                                                  -----------     -----------

   Gross profit                                       954,805         809,540

Operating expenses:
   Selling, general and
     administrative expenses                       (1,154,839)     (1,087,745)
   Research and development                          (184,085)        (48,909)
                                                  -----------     -----------

   Operating loss                                    (384,119)       (327,114)
                                                  -----------     -----------

Other income (expense):
  Miscellaneous income                                     --          72,058
  Interest income                                      43,197          59,605
  Interest expense                                     (2,077)         (2,806)
                                                  -----------     -----------
Other income, net                                      41,120         128,857

                                                  -----------     -----------
Loss before income tax benefit                       (342,999)       (198,257)
Income tax benefit                                    119,350          69,375
                                                  -----------     -----------


   Net loss                                       $  (223,649)    $  (128,882)
                                                  -----------     -----------

Per share amounts:

   Basic and diluted loss per common share              (0.16)          (0.09)

   Basic and diluted average number of common
      and common equivalent shares outstanding      1,419,442       1,417,397



See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the three months ended
                                                                March 31, 2003  March 31, 2002
-----------------------------------------------------------------------------------------------

Cash provided by operations:
    Net loss                                                       $  (223,649)    $  (128,882)

Reconciliation of net income to net cash
(used in) provided by operations net of
effect from asset purchase:
    Depreciation                                                        64,332          69,178
    Goodwill Impairment                                                 19,499          15,600
    Issuance of shares to employees                                     14,777              --
Changes in operational assets and liabilities net
of effect of asset purchase from USA Leader, Inc.:
    Accounts receivable, net                                           472,499         554,648
    Inventories, net                                                  (817,410)       (610,492)
    Other assets and prepaid expenses and
         other receivables                                            (174,641)        (73,073)
    Notes Receivable                                                        --         147,247
    Accounts payable and other accrued liabilities                     428,824         138,462
    Contracts contingencies                                            (16,157)       (114,515)
    Accrued acquisition costs                                          (49,398)             --
    Deferred revenues                                                  (82,136)        332,896
                                                                   -----------     -----------

Net cash (used in) provided by operations                             (363,460)        331,069
                                                                   -----------     -----------

Cash flow from investing activities:
    Securities purchased                                            (3,771,300)     (2,018,148)
    Securities sold                                                  3,112,211       1,865,847
    Payment related to asset purchase                                 (188,951)             --
    Capital expenditures                                               (51,244)         (9,125)
                                                                   -----------     -----------

Net cash used in investing activities                                 (899,284)       (161,426)
                                                                   -----------     -----------


(Decrease) increase in cash and cash equivalents                    (1,262,744)        169,643

Cash and cash equivalents at beginning of year                       1,769,545       1,627,937
                                                                   -----------     -----------

Cash and cash equivalents at end of quarter                        $   506,801     $ 1,797,580
                                                                   ===========     ===========

Supplemental disclosure of noncash information:

Unrealized loss on securities available for sales, net of taxes    $    (6,341)    $   (53,062)
Issuance of shares to purchase the assets of USA Leader Inc.       $    57,780     $        --
Supplemental disclosure of cash payments:

    Interest                                                       $     2,077     $     2,806
                                                                   ===========     ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of March 31, 2003 and the results of their operations and cash flows for the three months ended March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES
Inventories at March 31, 2003 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that have shipped to customers but not yet recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2003 and December 31, 2002 is as follows:

                                     March 31, 2003        December 31, 2002
     ------------------------------------------------------------------------
     Raw materials                       $1,411,534               $1,283,250
     Work in process                        913,228                  199,853
     Finished goods                         153,088                   48,978
                                   ------------------------------------------
     Subtotal                             2,477,850                1,532,081
     Shipped to customers                   429,663                  431,023
                                   ------------------------------------------
                                         $2,907,513               $1,963,104
                                   ------------------------------------------

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


NOTE 4 - LOSS PER SHARE
Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending March 31, 2003 and 2002, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION
Prior to 2003, the company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in 2002 net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's plans vest over periods ranging from three to five years. No options were issued in 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

   ------------------------------------------------------------------------------------------------------------
                                                                             March 31, 2003    March 31, 2002
   ------------------------------------------------------------------------------------------------------------

     Net loss as reported                                                         ($223,649)        ($128,882)
     Deduct total stock-based employee compensation expense
     determined under fair-value-based method for all
     rewards, net of tax                                                           ($10,246)         ($14,226)

     Pro forma net loss                                                           ($233,895)        ($143,108)

     Loss Per Share:
     Basic and diluted loss per share                                                ($0.16)           ($0.09)

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair value of the options granted were estimated on the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating fair value:

                                                            2002
                                                    -------------------
                Expected Life                           5 - 10 years
                Dividends                                   None
                Risk-free interest rate                     2.65%
                Expected volatility                        30.68%


NOTE 6 - ASSET PURCHASE
On March 6, 2003, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), the Company through its subsidiary Quipp Systems, Inc. ("Quipp Systems") completed the acquisition of certain assets of USA Leader, Inc., a Missouri corporation (the "Seller"). The assets acquired pursuant to the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets. In the newspaper industry, the Seller historically focused on small to intermediate sized publications, a market that has not been a traditional focus of the Company. The Company has continued the sale of the Products following the Acquisition.

As consideration for the Asset Purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. The Company will pay additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the next three years. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand. As of March 31, 2003, the total consideration for the asset purchase amounted to $402,734.

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of March 31, 2003, Additional Consideration paid in excess of the estimated fair value of net tangible assets and intangible assets will be recorded as goodwill.

The consolidated operations for the period ended March 31, 2003 includes the operating results of the asset purchase from the date of acquisition.

The preliminary purchase price was allocated as follows:

  Net liabilities                                            (112,066)

  Less:     Accrued acquisition costs                        (283,000)
            Accrued contingent consideration                  (62,200)
                                                              ---------
                                                             (457,266)
  Amortizable Intangible Assets:
            Non-compete Agreement                    150,000
            Customer List                             10,000
            Patent                                   200,000
            Acquired Technology                      500,000
                                                     -------
                                                               860,000
                                                              ---------
                                                               402,734
                                                              =========

As noted above, $860,000 was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired with the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The Company entered into a 5-year non-competition agreement with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent, and trade secrets developed through experience in design and development relating to the product lines acquired in the asset purchase.

Details of the amortizable intangibles follow:


                                                FAIR
                   INTANGIBLE ASSET             VALUE         LIFE
           ------------------------------  -------------  --------------
              Customer List                    10,000        5 Years

              Non-compete Agreement           150,000        5 Years

              Patent                          200,000       17 Years

              Acquired Technology             500,000        7 Years

The unaudited condensed consolidated statement of operations for the period ended March 31, 2003 included the operating results of the Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended March 31, 2003 and 2002 assume the acquisition occurred as of January 1, 2002. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated. The unaudited pro forma results of operations are as follows:

                                                      MARCH 31, 2003          March 31, 2002
                                                  ------------------      ------------------
      Net Sales
                                                           3,614,948               3,721,983


      Net Loss                                             (183,257)               (150,550)


      Basic and diluted income per common share               (0.13)                  (0.11)

      Basic  and diluted average number of
              common shares outstanding                    1,423,775               1,423,397


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994 and 1995. The Company reviews the operating profit and cash flow expected from these assets quarterly. During the periods ending March 31, 2003 and 2002, the Company recognized an impairment loss of $19,499 and $15,600, respectively, since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

The Company's other intangible assets represent the fair value of non-competion agreements, customer list and patent and technology acquired in the asset purchase from USA Leader, Inc.

NOTE 8 - RECENT PRONOUNCEMENTS
In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 143 " Accounting for Asset Retirement Obligations." This statement addresses the diverse accounting practices for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The adoption of this standard had no effect on the condensed consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, " SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies, and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of this standard had no effect on the condensed consolidated financial statements.

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets." The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue 00-21 will have an impact on its financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As discussed in note 5, the Company has adopted the fair value based method of accounting for stock option grants in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," and has elected the prospective method under Statement of Financial Accounting Standards No. 148.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                    THREE MONTHS ENDED
                                                        MARCH 31,
                                                  2003              2002
                                              (UNAUDITED)       (Unaudited)
--------------------------------------------------------------------------------

NET SALES                                        100.0%            100.0%
GROSS PROFIT                                      28.9%             21.9%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                          34.9%             29.4%
RESEARCH AND DEVELOPMENT                           5.6%              1.3%
OTHER INCOME, NET                                  1.2%              3.5%
NET LOSS                                          (6.8%)            (3.5%)

NET SALES for the three months ended March 31, 2003 were $3,305,291, a decrease of $399,192 (10.8%) compared to net sales of $3,704,483 for the corresponding period in 2002. Our net sales continue to reflect a struggling US economy and slowdown in capital spending by our customers. Our backlog at the beginning of the quarter included a low volume of orders scheduled to ship during the first quarter. Additionally, some customers rescheduled their orders to the second quarter, which further adversely affected net sales.

GROSS PROFIT for the three months ended March 31, 2003 was $954,805, an increase of $145,265 (17.9%) as compared to $809,540 for the corresponding period in 2002. Gross profit as a percentage of sales for the three months ended March 31, 2003 increased to 28.9% compared to 21.9% for the corresponding period in 2002. The increase in gross profit margin is mainly due to lower custom design, production and installation costs primarily reflecting a reduction in cost overruns. In addition, gross profit increased due to a reduction in manufacturing overhead costs, primarily due to a reduction in our labor force.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2003 were $1,154,839, an increase of $67,094 (6.2%) as compared to
$1,087,745 for the corresponding period in 2002. During the three months ending March 31, 2003 we increased our allowance for doubtful accounts due to deterioration of the financial condition of one of our distributors. Additionally, we incurred professional fees associated with the implementation of a shareholder rights plan and a special meeting of shareholders that was called as a result of a demand by a person and two related entities who have disclosed in filings with the Securities and Exchange Commission that they beneficially own more than ten percent of the outstanding shares of common stock. These additional costs were offset in part by lower variable selling expenses such as commissions and warranty expense and reduced marketing costs.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 2003 were $184,085, an increase of $135,176 (276.3%) as compared to $48,909 for the same period in 2002. For the three months ended March 31, 2003, we invested greater resources in a new product development project. For the same period in 2002, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to these activities were charged to cost of goods sold.

OTHER INCOME AND EXPENSE (NET) for the three months ended March 31, 2003 were $41,120 as compared to $128,857 for the corresponding period in 2002. For the three months ended March 31, 2003, interest income decreased $16,408 to $43,197 from $59,605 for the same period in 2002 due primarily to lower interest rates. Additionally, for the three months ended March 31, 2002 we generated gains on the sale of securities and received royalty income relating to our automatic cart loading system, which is classified as miscellaneous income.

GENERAL
Our backlog as of March 31, 2003 was $6,440,000 compared to $4,686,000 at December 31, 2002 and $4,973,000 at March 31, 2002. We expect to ship all items in our backlog during the next eighteen months. Orders for the three months ended March 31, 2003 were $5,064,848 compared to orders of $1,886,407 during the three months ending March 31, 2002.

LIQUIDITY
On March 31, 2003, cash and cash equivalents and securities available for sale totaled $8,016,076 as compared to $8,626,072 at December 31, 2002, a decrease of $609,996 or 7.1%. This decrease was due to the acquisition of certain assets of USA Leader, Inc. and cash used to fund operations. In this regard, our inventories increased by $817,410 during the quarter ended March 31, 2003, reflecting the second quarter 2003 delivery schedule and new orders. Working capital on March 31, 2003 was $8,583,204, a decrease of $1,000,165 from $9,583,369 at December 31, 2002. The decreased working capital is due in part to the decreased cash and cash equivalents and securities available for sales and in part due to accrued acquisition costs related to the purchase of assets from USA Leader, Inc. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

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

We believe that our critical accounting policies relate to (1) revenue recognition involving complex installation services, (2) allowance for doubtful accounts, (3) contract contingencies, (4) warranty reserves and (5) intangible assets.

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

Intangible assets
-----------------
In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of that company's patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is not certain, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the impairment to selling, general and administrative expenses.

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


ITEM 4  CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 4   Submission of Matters to a Vote of Security Holders

On April 29, 2003, we held our annual meeting of shareholders (the "Annual Meeting") and a special meeting of shareholders (the "Special Meeting"). At the Annual Meeting, the shareholders voted on the election of two directors to serve until the 2005 annual meeting of shareholders, a proposal to amend our Articles of Incorporation to include procedures regarding special meetings of shareholders and a proposal to ratify the appointment of KPMG LLP as our independent accountants for 2003. At the Special Meeting the shareholders voted on shareholder proposals to recommend that our Board of Directors resolve to amend the articles of incorporation to eliminate classification of the Board of Directors and to recommend that our Board of Directors amend the bylaws to provide that each director hold office until the next annual meeting of shareholders.

The voting results at the Annual Meeting were as follows:

Election of Directors

NAME OF NOMINEE              FOR                        WITHHELD                   BROKER NON-VOTES

Ralph M. Branca              1,109,441                  90,599                     0
Louis D. Kipp                1,112,706                  87,334                     0

The terms of office of Richard H. Campbell, Lawrence J. Gibson, Michael S. Kady and Cristina H. Kepner as directors continued after the Annual Meeting.

Amendment to Quipp's Articles of Incorporation to Include Procedures Regarding Special Meetings of Shareholders

FOR                          AGAINST                    ABSTAIN                    BROKER NON-VOTES

588,599                      220,677                    870                        389,894

Ratification of the Appointment of KPMG LLP As Our Independent Public Accountants for 2003

FOR                          AGAINST                    ABSTAIN                    BROKER NON-VOTES

1,192,268                    7,287                      490                        0

The voting results at the Special Meeting were as follows:

1. Recommendation that our Board of Directors resolve to amend the Articles of Incorporation to eliminate classification of the Board of Directors.

FOR                          AGAINST                    ABSTAIN                    BROKER NON-VOTES

810,632                      272,403                    746                        0

2. Recommendation that our Board of Directors amend the bylaws to provide that each director hold office until the next annual meeting of shareholders.

FOR                          AGAINST                    ABSTAIN                    BROKER NON-VOTES

622,931                      306,051                    154,068                    0

ITEM 6   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed with this report:

3.1 Articles of Amendment to Articles of Incorporation and Articles of Incorporation, as amended.

3.2 Bylaws as amended (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K, dated March 1, 2002).

99.1 Certificate of the Chief Executive Officer of Quipp, Inc. pursuant to Title 18, section 1350 of the United States Code.

99.2 Certificate of the Principal Financial Officer of Quipp, Inc. pursuant to Title 18, Section 1350 of the United States Code.


(b) Reports on Form 8-K

         During the quarter ended March 31, 2003, we filed the following reports on Form 8-K:

                  1. A report filed on March 3, 2003, amended on March 5, 2003 and dated March 3, 2003, providing information responsive to Items 5 and 7 in connection with our adoption of a shareholder rights plan.

                  2. A report filed on March 11, 2003 and dated March 6, 2003, providing information responsive to Items 2 and 7 in connection with the Registrant's acquisition of certain assets of USA Leader, Inc.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   QUIPP, INC.

Date:  May 15, 2003

                                   By: /s/ Michael S. Kady
                                       -----------------------
                                   Michael S. Kady
                                   President and Chief Executive Officer


                                   By: /s/ Eric Bello
                                       -----------------------
                                   Eric Bello Treasurer (Principal financial and accounting officer)

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



/s/ Michael S. Kady
-------------------
Michael S. Kady
Chief Executive Officer

Date:    May 15, 2003

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

Date:    May 15, 2003