Form 10-Q
period 2003-06-30
QUIPP INC
filed 2003-08-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003.
                      --------------

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to __________________


Commission file number  0-14870
                        -------

                                   QUIPP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                   59-2306191
-------------------------------                  -------------------
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

Yes  __X__                No  ______

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  _____                No   __X__

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 1, 2003 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                      3
                    June 30, 2003 and December 31, 2002

                  Unaudited Condensed Consolidated Statements of Operations -            4
                    Three and six months ended June 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statements of Cash Flows -            5
                    Six months ended June 30, 2003 and 2002

                  Notes to Unaudited Condensed Consolidated Financial Statements         6

         Item 2 - Management's Discussion and Analysis of                               11
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk             14

         Item 4 - Controls and Procedures                                               14

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                      15

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                June 30, 2003     December 31, 2002
---------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                        $    760,240          $  1,769,545
Securities available for sale                                       7,677,477             6,856,527
Accounts receivable, net                                            2,193,773             2,872,617
Inventories                                                         3,326,431             1,963,104
Deferred tax asset-current                                            724,358               724,358
Prepaid expenses and other receivables                                465,169               297,651
Current portion of notes receivable                                   238,940               238,940
                                                                 ------------          ------------

TOTAL CURRENT ASSETS                                             $ 15,386,388          $ 14,722,742

Other assets:
Property, plant and equipment, net                                  1,766,701             1,766,966
Intangible assets, net                                                831,202                    --
Goodwill                                                              135,823               174,822
Notes receivable                                                      183,388               183,388
Other assets                                                           50,538                53,900
                                                                 ------------          ------------

                                                                 $ 18,354,040          $ 16,901,818
                                                                 ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                              $    100,000          $    100,000
  Accounts payable                                                  1,015,578               841,095
  Accrued salaries & wages                                            417,540               466,517
  Deferred revenues                                                 3,242,500             2,081,031
  Contract contingencies                                              144,755               200,131
  Accrued acquisition costs                                           185,236                    --
  Other accrued liabilities                                         1,612,398             1,450,599
                                                                 ------------          ------------

TOTAL CURRENT LIABILITIES                                           6,718,007             5,139,373

Long-term debt                                                        550,000               550,000
                                                                 ------------          ------------

TOTAL LIABILITIES                                                   7,268,007             5,689,373

Shareholders' equity:
     Common stock - par value $.01 per share, authorized
     8,000,000 shares, issued 1,433,025 in 2003 and
     1,426,025 shares in 2002                                          14,330                14,260
  Additional paid-in capital                                           72,487                    --
  Treasury stock, at cost (9,250 shares)                             (148,375)             (148,375)
  Retained earnings                                                11,132,090            11,307,955
  Other comprehensive income                                           15,501                38,605
                                                                 ------------          ------------

                                                                   11,086,033            11,212,445
                                                                 ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 18,354,040          $ 16,901,818
                                                                 ============          ============

See accompanying notes to the unaudited condensed consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                       JUNE 30, 2003     June 30, 2002          JUNE 30, 2003       June 30, 2002

=================================================================================================================================

Net sales                                               $ 5,023,801    $ 4,470,885                 $ 8,329,092    $ 8,175,368
Cost of sales                                            (3,425,337)    (3,221,666)                 (5,775,823)    (6,116,609)
                                                        -----------------------------            ----------------------------

GROSS PROFIT                                              1,598,464      1,249,219                   2,553,269      2,058,759

Operating expenses:
   Selling, general and
     administrative expenses                             (1,376,660)    (1,166,617)                 (2,531,499)    (2,254,362)
   Research and development                                (178,909)      (119,697)                   (362,994)      (168,606)
                                                        -----------------------------            ----------------------------

OPERATING  PROFIT (LOSS)                                     42,895        (37,095)                   (341,224)      (364,209)

                                                        -----------------------------            ----------------------------

Other income, net:
   Miscellaneous income, net                                 15,019          1,413                      15,019         73,471
   Interest income                                           36,356         49,438                      79,553        109,043
   Interest expense                                          (2,223)        (3,116)                     (4,300)        (5,922)
                                                        -----------------------------            ----------------------------
Other income, net                                            49,152         47,735                      90,272        176,592

 Income (loss) before
      income tax (expense) benefit                           92,047         10,640                    (250,952)      (187,617)
Income tax (expense) benefit                                (44,263)        18,471                      75,087         87,846
                                                        -----------------------------            ----------------------------

NET INCOME (LOSS)                                       $    47,784    $    29,111                 $  (175,865)   $   (99,771)

-----------------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic  and diluted  income (loss) per common share          0.03           0.02                       (0.12)         (0.07)

  Basic and diluted average number of common
      and common equivalent shares outstanding            1,423,775      1,417,775                   1,421,620      1,417,587

See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,


                                                                               2003              2002
=========================================================================================================

Cash provided by (used in) operations:
   Net loss                                                                 $  (175,865)      $   (99,771)

Reconciliation of net income to net cash
provided by (used in) operations:
   Depreciation                                                                 130,452           138,054
   Intangible amortization                                                       28,798                --
   Goodwill impairment                                                           38,999            31,200
   Stock-based compensation                                                      14,777                --
Changes in operational assets and liabilities net
of effect of asset purchase from USA Leader, Inc.:
   Accounts receivable, net                                                     678,844           348,629
   Inventories                                                               (1,236,328)         (197,662)
   Other assets, prepaid expenses and
       other receivables                                                       (114,221)          (34,117)
   Notes Receivable                                                                  --           147,247
   Accounts payable and accrued liabilities                                     117,341           (49,033)
   Contract contingencies                                                       (55,376)         (141,864)
   Deferred revenues                                                            865,469          (681,590)
                                                                            -----------------------------

Net cash provided by (used in) operations                                       292,890          (538,907)
                                                                            -----------------------------

Cash flow from investing activities:
   Securities purchased                                                      (5,000,750)       (2,927,591)
   Securities sold                                                            4,156,696         3,283,484
   Payments related to asset purchase                                          (344,954)               --
  Capital expenditures                                                         (113,187)          (36,513)
                                                                            -----------------------------

Net cash (used in)  provided by investing activities                         (1,302,195)          319,380
                                                                            -----------------------------


Decrease in cash and cash equivalents                                        (1,009,305)         (219,527)

Cash and cash equivalents at the beginning of the year                        1,769,545         1,627,937
---------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of the quarter                             $   760,240       $ 1,408,410
=========================================================================================================

Supplemental disclosure of noncash information:

Unrealized (loss) gain on securities available for sales, net of taxes      $   (23,104)      $     2,286
Issuance of shares to purchase the assets of USA Leader Inc.                $    57,780       $        --

Supplemental disclosure of cash payments:

   Interest                                                                 $     4,300       $     5,922
=========================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of June 30, 2003 and the results of its operations and cash flows for the six months ended June 30, 2003. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that have shipped to customers but not yet recognized as a sale. The Company will recognize the sales and cost of sales for this equipment when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2003 and December 31, 2002 is as follows:

                             JUNE 30, 2003     December 31, 2002
----------------------------------------------------------------

Raw materials                   $1,436,384            $1,283,250
Work in process                    691,651               199,853
Finished goods                     289,649                48,978
                                --------------------------------
Subtotal                         2,417,684             1,532,081

Shipped to customers               908,747               431,023
                                --------------------------------
Total                           $3,326,431            $1,963,104
                                --------------------------------

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

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Diluted common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ended June 30, 2003 and June 30, 2002, common stock equivalents were not considered because their effect is antidilutive.

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

The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards issued prior to January 1, 2003.

   ------------------------------------------------------------------------------------------------------------
                                                                                  FOR THE SIX MONTHS ENDED
                                                                             JUNE 30, 2003         June 30, 2002
   ------------------------------------------------------------------------------------------------------------

     Net loss as reported                                                         ($175,865)         ($99,771)
     Deduct total stock-based employee compensation expense
     determined under fair-value-based method for all rewards, net of tax          ($21,226)         ($21,951)

     Pro forma net loss                                                           ($197,091)        ($121,722)

     Loss Per Share:
     Basic and diluted loss per share                                                ($0.14)           ($0.09)

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


NOTE 6 - ASSET PURCHASE

On March 6, 2003, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), the Company through its subsidiary Quipp Systems, Inc. ("Quipp Systems"), completed the acquisition of certain assets of USA Leader, Inc., a Missouri corporation (the "Seller"). The assets acquired under the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets. In the newspaper industry, the Seller historically focused on small to intermediate sized publications, a market that has not been a traditional focus of the Company. The Company has continued the sale of the Products following the Acquisition.

As consideration for the Asset Purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. The Company will pay additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the next three years. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand. As of June 30, 2003, the total consideration for the asset purchase amounted to $402,734.

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of June 30, 2003, Additional Consideration paid in excess of the estimated fair value of net tangible assets and intangible assets will be recorded as goodwill.

The consolidated operations for the six month period ended June 30, 2003 includes the operating results of the asset purchase from the date of acquisition.

The purchase price was allocated as follows:

  Net liabilities                                             (112,066)

  Less:     Accrued acquisition costs                         (283,000)
            Accrued contingent consideration                   (62,200)
                                                            ----------
                                                              (457,266)

  Amortizable Intangible Assets:
            Non-competition Agreement            150,000
            Customer List                         10,000
            Patent                               200,000
            Acquired Technology                  500,000
                                              ----------
                                                               860,000

                                                            ----------
                                                               402,734
                                                            ==========

As noted above, $860,000 was allocated to amortizable intangible assets, including a customer list, non-competition agreements and patent and acquired technology. The customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreement refers to a 5-year agreement with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent, and trade secrets developed through experience in design and development relating to the product lines acquired in the asset purchase.

Details of the amortizable intangibles follow:

                                                     FAIR
                  INTANGIBLE ASSET         VALUE            LIFE
             -------------------------    -------          ------
             Customer List                10,000           5 Years

             Non-competition Agreement    150,000          5 Years

             Patent                       200,000         17 Years

             Acquired Technology          500,000          7 Years

The unaudited condensed consolidated statement of operations for the six month period ended June 30, 2003 includes operating results relating to assets acquired in the Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended June 30, 2003 and 2002 assume the acquisition occurred as of January 1, 2002. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated. The unaudited pro forma results of operations for the six months ended follows:

                                                 JUNE 30, 2003    June 30, 2002
                                                 -------------    -------------
      Net Sales                                     8,638,749        8,192,868

      Net Loss                                       (132,503)        (140,556)


      Basic and diluted loss per common share           (0.09)           (0.10)

      Basic and diluted average number of
              common shares outstanding             1,423,775        1,423,587


NOTE 7 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994 and 1995. The Company reviews the operating profit and cash flow expected from these assets quarterly. During the six months ended June 30, 2003 and 2002, the Company recognized an impairment loss of $38,999 and $31,200, respectively, since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

The Company's other intangible assets represent the fair value of non-competition agreements, customer list and patent and technology acquired in the asset purchase from USA Leader, Inc. During the six months ended June 30, 2003 and 2002, the Company recognized amortization expense of $28,798 and $0, respectively. Amortization was charged to selling, general and administrative expenses.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections"). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, " SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies, and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The adoption of this standard had no effect on the condensed consolidated financial statements.

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements", which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets." The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The Company does not expect that the adoption of EITF Issue 00-21 will have an impact on its financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                  2003              2002               2003              2002
                                              (UNAUDITED)       (Unaudited)        (UNAUDITED)        (Unaudited)
-------------------------------------------------------------------------------------------------------------------
NET SALES                                             100.0%            100.0%             100.0%            100.0%
GROSS PROFIT                                           31.8%             27.9%              30.7%             25.2%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                               27.4%             26.1%              30.4%             27.6%
RESEARCH AND DEVELOPMENT                                3.6%              2.7%               4.4%              2.1%
OTHER INCOME, NET                                       1.0%              1.1%               1.1%              2.2%
NET INCOME                                              1.0%              0.7%             (2.1%)            (1.2%)

THREE MONTHS ENDED JUNE 30, 2003
--------------------------------

NET SALES for the three months ended June 30, 2003 were $5,023,801, an increase of $552,916 (12.4%) from net sales of $4,470,885 for the corresponding period in 2002. The improvement largely reflects orders that were rescheduled by our customers from the first to the second quarter of 2003.

GROSS PROFIT for the three months ended June 30, 2003 was $1,598,464, an increase of $349,245 (28.0%) as compared to $1,249,219 for the corresponding period in 2002. Gross profit as a percentage of sales for the three months ended June 30, 2003 increased to 31.8% compared to 27.9% for the corresponding period in 2002. Our gross profit percentage improved primarily due to the allocation of fixed manufacturing overhead costs to a greater volume of production and shipments and due to a reduction in our labor force that was effective in August 2002. Additionally, as a result of product mix and improved project management efforts, we incurred lower custom design, production and installation costs.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 2003 were $1,376,660, an increase of $210,043 (18.0%) as compared to $1,166,617 for the corresponding period in 2002. The increase was primarily due to initial marketing costs related to new product introductions, the NEXPO trade show in June and unanticipated corporate expenses associated with a special meeting of shareholders held in response to the demand by a shareholder. Also, we recognized amortization expense relating to identifiable intangible assets from the USA Leader acquisition and incurred higher variable warranty and commission expense.

RESEARCH AND DEVELOPMENT expenses for the three months ended June 30, 2003 were $178,909, an increase of $59,212 (49.5%) as compared to $119,697 for the same period in 2002. For the three months ended June 30, 2003, we devoted engineering and technical resources to develop the Quipp Packman Packaging System ("Packman"). Packman provides newspaper publishers with the ability to stack, wrap, print and strap newspapers in one operation. This product was recently introduced to customers through trade magazines and mailings, and was featured by us at the NEXPO trade show.

OTHER INCOME AND EXPENSE (NET) for the three months ended June 30, 2003 was $49,152 as compared to $47,735 for the same period in 2002. Our interest income for the three months ended June 30, 2003 decreased to $36,356 from $49,438, due primarily to lower interest rates on our securities held for sale. We also received $15,000 of royalty income relating to our automatic cart loading system, which is classified as miscellaneous income.

SIX MONTHS ENDED JUNE 30, 2003
------------------------------

SALES for the six months ended June 30, 2003 were $8,329,092, an increase of $153,724 (1.9%) over net sales of $8,175,368 in the same period in 2002. We continue to operate in a challenging environment, despite slow but inconsistent improvement in economic conditions. We believe our sales reflect this environment as our customers have reported mixed financial results and have communicated to us that they remain cautious with regard to capital investment.

GROSS PROFIT for the six months ended June 30, 2003 was $2,553,269, an increase of $494,510 (24.0%) as compared to $2,058,759 for the corresponding period in 2002. Gross profit as a percentage of sales for the six months ended June 30, 2003 increased to 30.7% compared to 25.2% for the corresponding period in 2002. Our gross profit percentage improved primarily due to improved overhead absorption from the allocation of fixed manufacturing overhead costs to higher production volumes and due to a reduction in our labor force compared to the same period last year. Additionally, as a result of product mix and improved project management efforts, we incurred lower custom design, production and installation costs.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2003 were $2,531,499, an increase of $277,137 (12.3%) as compared to $2,254,362 for the same period in 2002. We incurred professional fees associated with the implementation of a shareholder rights plan and a special meeting of shareholders held in response to the demand by a shareholder. Additionally, we increased our allowance for doubtful accounts due to deterioration of the financial condition of one of our distributors and recognized amortization expense from the USA Leader acquisition.

RESEARCH AND DEVELOPMENT expenses for the six months ended June 30, 2003 were $362,994, an increase of $194,388 (115.3%) as compared to $168,606 for the same period in 2002. For the six months ended June 30, 2003, we devoted engineering and technical efforts to develop Packman. For the same period in 2002, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to these activities were charged to cost of goods sold.

OTHER INCOME AND EXPENSE (NET) for the six months ended June 30, 2003 was $90,272 as compared to $176,592 for the same period in 2002. The decrease is primarily due to lower royalty income relating to our automatic cart loading system and lower interest rates on our securities available for sale.

GENERAL
The Company's backlog as of June 30, 2003 was $7,021,000 compared to $4,686,000 at December 31, 2002 and $3,224,000 at June 30, 2002. Orders for the three and six months ended June 30, 2003 were $5,570,000 and $10,635,000 respectively, compared to orders of $2,614,000 and $4,500,000 for the three and six months ended June 30, 2002.

LIQUIDITY
On June 30, 2003, cash and cash equivalents and securities available for sale totaled $8,437,717 as compared to $8,626,072 at December 31, 2002, a decrease of $188,355 or 2.2%. This decrease was due to the acquisition of certain assets of USA Leader, Inc. and capital expenditures, offset in part by increased cash provided by operations. Working capital on June 30, 2003 was $8,668,381, a decrease of $914,988 from $9,583,369 at December 31, 2002. The decreased working capital is due primarily to acquisition costs related to the purchase of assets from USA Leader, Inc. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at current levels.

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

We believe that our most critical accounting policies relate to (1) revenue recognition involving complex installation services, (2) allowance for doubtful accounts, (3) contract contingencies, (4) warranty reserves, and (5) intangible assets.

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

Allowance for doubtful accounts
-------------------------------
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. While such credit losses have generally been within our expectations and the provisions established, there is a risk that credit losses in the future will exceed those that have occurred in the past, in which case our operating results would be adversely affected.

Contract contingencies
----------------------
Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction.

Warranty reserves
-----------------
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have generally been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. Additionally, we do not have extensive warranty claims experience with recently introduced products. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

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

FORWARD LOOKING STATEMENTS

The statements contained in this quarterly report on Form 10-Q, including statements concerning, adequacy of available resources to support operations and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, engineering and production difficulties, and extraordinary movements in interest rates.

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

ITEM 4  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, evaluated the effectiveness the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following exhibits are filed with this report:

3.1 Articles of Incorporation, as amended (incorporated by reference to exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

3.2 Bylaws as amended (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K, dated March 1, 2002).

31.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

31.2 Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934

32.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2 Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K

              On June 4, 2003, we filed a report on Form 8-K/A amending information previously reported on March 6, 2003 regarding Items 2 in connection with the Registrant's acquisition of certain assets of USA Leader, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        QUIPP, INC.

         Date:  August 12, 2003         By: /S/ Michael S. Kady
                                            -------------------
                                        Michael S. Kady
                                        President and Chief Executive Officer

                                        By: /S/ Eric Bello
                                            --------------
                                        Eric Bello
                                        Treasurer (Principal financial and
                                                   accounting officer)