Form 10-Q
period 2003-09-30
QUIPP INC
filed 2003-11-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 2003.
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________


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

The number of shares of the registrant's common stock, $.01 par value, outstanding at November 3, 2003 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                       PAGE
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                    3
                    September 30, 2003 and December 31, 2002


                  Unaudited Condensed Consolidated Statements of Operations -          4
                    Three and nine months ended September 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statements of Cash Flows -          5
                    Nine months ended September 30, 2003 and 2002

                  Notes to unaudited Condensed Consolidated Financial Statements       6

         Item 2 - Management's Discussion and Analysis of                              11
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk            14

         Item 4 - Controls and Procedures                                              14

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                     15

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          SEPTEMBER 30, 2003   DECEMBER 31, 2002
------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                     $  1,299,170       $  1,769,545
Securities                                                       6,905,418          6,856,527
Accounts receivable, net                                         3,621,871          2,872,617
Inventories                                                      3,514,322          1,963,104
Deferred tax asset-current                                         724,358            724,358
Prepaid expenses and other receivables                             542,261            297,651
Current portion of notes receivable                                154,565            238,940
                                                              ------------       ------------
TOTAL CURRENT ASSETS                                            16,761,965         14,722,742

Other assets:
Property, plant and equipment, net                               1,746,072          1,766,966
Intangible assets, net                                             802,403                 --
Goodwill                                                           116,323            174,822
Notes receivable                                                        --            183,388
Other assets                                                        48,859             53,900
                                                              ------------       ------------
                                                              $ 19,475,622       $ 16,901,818
                                                              ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $    100,000       $    100,000
  Accounts payable and accrued expenses                          1,188,011            841,095
  Accrued salaries & wages                                         527,289            466,517
  Deferred revenues                                              4,079,517          2,081,031
  Contract contingencies                                            96,837            200,131
  Accrued acquisition costs                                        146,602                 --
  Other accrued Liabilities                                      1,653,889          1,450,599
                                                              ------------       ------------
TOTAL CURRENT LIABILITIES                                        7,792,145          5,139,373

Long-term debt                                                     550,000            550,000
                                                              ------------       ------------
TOTAL LIABILITIES                                                8,342,145          5,689,373

Shareholders' equity:
     Common stock - par value $.01 per share, authorized
     8,000,000 shares, issued 1,433,025 in 2003 and
     1,426,025 shares in 2002                                       14,330             14,260
  Additional paid-in capital                                        72,487                 --
  Treasury stock, at cost ( 9,250  shares)                        (148,375)          (148,375)
  Retained earnings                                             11,186,788         11,307,955
  Other comprehensive income                                         8,247             38,605
                                                              ------------       ------------
TOTAL SHAREHOLDERS' EQUITY                                      11,133,477         11,212,445
                                                              ------------       ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 19,475,622       $ 16,901,818
                                                              ============       ============

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                         SEPTEMBER 30, 2003  September 30, 2002 SEPTEMBER 30, 2003 September 30, 2002
----------------------------------------------------------------------------------------------------------------------
Net sales                                    $  4,815,792       $  3,702,487       $ 13,144,884       $ 11,877,855
Cost of sales                                  (3,534,806)        (2,899,663)        (9,310,629)        (9,016,272)
                                             ------------       ------------       ------------       ------------
GROSS PROFIT                                    1,280,986            802,824          3,834,255          2,861,583

Operating expenses:
   Selling , general and
     administrative expenses                   (1,092,266)          (841,258)        (3,623,765)        (3,095,620)
   Research and development                      (129,496)          (132,689)          (492,490)          (301,295)
                                             ------------       ------------       ------------       ------------

OPERATING PROFIT (LOSS)                            59,224           (171,123)          (282,000)          (535,332)
                                             ------------       ------------       ------------       ------------
Other income (expense):
   Miscellaneous income                                --             27,393             15,019            100,864
   Interest income                                 23,554             48,384            103,107            157,427
   Interest expense                                (1,750)            (2,808)            (6,050)            (8,730)
                                             ------------       ------------       ------------       ------------
                                                   21,804             72,969            112,076            249,561
                                             ------------       ------------       ------------       ------------
Income (loss) before income taxes                  81,028            (98,154)          (169,924)          (285,771)
Income tax expense (benefit)                       26,330            (26,789)           (48,757)          (114,635)
                                             ------------       ------------       ------------       ------------

NET  INCOME (LOSS)                           $     54,698       $    (71,365)      $   (121,167)      $   (171,136)
----------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic and diluted income (loss)  per              0.04              (0.05)             (0.09)             (0.12)
      common share

  Basic and diluted average number of           1,423,775          1,417,775          1,422,346          1,417,650
      common shares outstanding
======================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                          QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            NINE MONTHS ENDED SEPTEMBER 30

                                                                                2003             2002
---------------------------------------------------------------------------------------------------------
Cash provided by operations:
   Net loss                                                                 $  (121,167)      $  (171,136)

Reconciliation of net income to net cash provided by operations:
   Depreciation and amortization                                                197,300           205,509
   Intangible amortization                                                       57,597                --
   Goodwill  Impairment                                                          58,499            46,800
   Stock-based compensation                                                      14,777                --
Changes in operational assets and liabilities (net of asset
purchase from USA Leader, Inc.)
   Accounts receivable, net                                                    (749,254)          538,025
   Inventories                                                               (1,424,219)          372,845
   Other assets, prepaid expenses and other receivables                        (189,634)          (86,227)
    Notes receivable                                                            267,763           294,494
   Accounts payable and other accrued liabilities                               610,978          (107,554)
   Accrued acquisition costs                                                   (208,598)               --
   Contract contingencies                                                      (103,294)         (296,281)
   Deferred revenues                                                          1,702,486          (238,204)
                                                                            -----------       -----------
NET CASH PROVIDED BY OPERATIONS                                                 113,234           558,271
                                                                            -----------       -----------

Cash flow from investing activities:
   Securities purchased                                                      (7,793,930)       (6,106,378)
   Securities sold                                                            7,714,681         5,309,073
   Payments related to asset purchase                                          (344,954)               --
   Capital expenditures                                                        (159,406)          (58,218)
                                                                            -----------       -----------
NET CASH USED IN  INVESTING ACTIVITIES                                         (583,609)         (855,523)
                                                                            -----------       -----------

Decrease in cash and cash equivalents                                          (470,375)         (297,252)

Cash and cash equivalents at the beginning of the year                        1,769,545         1,627,937
---------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF THE QUARTER                             $ 1,299,170       $ 1,330,685
=========================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Unrealized (loss) gain on securities available for sales, net of taxes      $   (30,358)           12,202
Issuance of shares to purchase assets of USA Leader. Inc.                   $    57,780                --

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS :
   Interest                                                                 $     6,050       $     8,730
   Income Taxes                                                             $        --       $     1,931
=========================================================================================================


See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2002 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. as of September 30, 2003 and the results of its operations for the three and nine months ended September 30, 2003 and cash flows for the nine months ended September 30, 2003. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2002 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at September 30, 2003 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2003 and December 31, 2002 is as follows:

                                                    SEPTEMBER 30, 2003     December 31, 2002
                                                    ------------------     -----------------
Raw Materials                                           $1,738,726            $1,283,250

Work in Process                                            725,263               199,853

Finished Goods                                             204,946                48,978
                                                        ----------            ----------
   Subtotal                                              2,668,935
                                                                               1,532,081

Shipped to customers, not yet recognized as a sale         845,387               431,023
                                                        ----------            ----------
   Total                                                 3,514,322             1,963,104
                                                        ----------            ----------

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

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is based upon the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Diluted common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and nine months ended September 30, 2003 and 2002, common stock equivalents were not considered because their effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION

Prior to 2003, the company accounted for the grant of stock options under its 1996 Equity Compensation Plan using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost related to stock options is reflected in 2003 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's 1996 Equity Compensation Plan vest over periods ranging from three to five years. No options were issued in 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

-----------------------------------------------------------------------------------------------------
                                                                      SEPTEMBER 30,     September 30,
                                                                           2003            2002
-----------------------------------------------------------------------------------------------------
Net loss as reported                                                     $(121,167)      $ 171,136)
Deduct total stock-based employee compensation expense
determined under fair-value-based method for all awards, net of tax      $ (28,364)      $ (35,867)

Pro forma net loss                                                       $(149,531)      $(207,003)

Loss Per Share:
Basic and diluted loss per share                                         $   (0.11)      $   (0.15)

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair values of the options granted were estimated on the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used in calculating fair value:

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


NOTE 6 - ASSET PURCHASE

On March 6, 2003, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), the Company, through its subsidiary Quipp Systems, Inc. ("Quipp Systems"), completed the acquisition of certain assets (the "Asset Purchase") of USA Leader, Inc., a Missouri corporation (the "Seller"). The assets acquired pursuant to the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets. In the newspaper industry, the Seller historically focused on small to intermediate sized publications, a market that has not been a traditional focus of the Company. The Company has continued the sale of the Products following the Acquisition.

As consideration for the Asset Purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. The Company will pay additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the three years following the date of purchase. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand. As of September 30, 2003, the total consideration for the Asset Purchase amounted to $402,734.

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of September 30, 2003, additional consideration to be paid in excess of the estimated fair value of net tangible assets and intangible assets will be recorded as goodwill.

The consolidated operations for the period ended September 30, 2003 includes the operating results of the Asset Purchase from the date of acquisition.

The purchase price was preliminarily allocated as follows:

  Net liabilities                                                               $ (112,066)

  Less:    Accrued acquisition costs                                              (283,000)
           Accrued contingent consideration                                        (62,200)
                                                                                ----------
                                                                                  (457,266)
  Amortizable Intangible Assets:
           Non-compete Agreement                             150,000
           Customer List                                      10,000
           Patent                                            200,000
           Acquired Technology                               500,000
                                                           ---------
                                                                                   860,000
                                                                                ----------
                                                                                  $402,734
                                                                                ==========

As noted above, $860,000 was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase.

Details of the amortizable intangibles follow:

                                                FAIR
                     INTANGIBLE ASSET           VALUE              LIFE
                ------------------------     ----------        -----------
                Customer List                   10,000           5 Years

                Non-competition Agreement      150,000           5 Years

                Patent                         200,000          17 Years

                Acquired Technology            500,000           7 Years

The unaudited condensed consolidated statement of operations for the period ended September 30, 2003 included the operating results of the Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended September 30, 2003 and 2002 assume the acquisition occurred as of January 1, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.

                                             SEPTEMBER 30, 2003      September 30, 2002
                                             ------------------      ------------------
Net Sales                                    $ 13,454,541            $ 12,436,660

Net Loss                                          (75,703)                (63,609)


Basic and diluted loss per common share             (0.05)                  (0.04)

Basic and diluted average number of
        common shares outstanding               1,422,346               1,423,650

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

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994 and 1995. The Company reviews the operating profit and cash flow expected from these assets quarterly. During the periods ending September 30, 2003 and 2002, the Company recognized an impairment loss of $58,499 and $46,800, respectively, since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

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

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," " SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and amends SFAS No. 13, "Accounting for Leases." This statement updates, clarifies, and simplifies existing accounting pronouncements. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard had no effect on the condensed consolidated financial statements.

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets." The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 had no impact on the unaudited condensed consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 established standard or how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard had no effect on the unaudited condensed consolidated financial statements.

In January 2003, the FASB issued FASB interpretation No. 46 "Consolidation of Variable Interest Entities," ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended, is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The adoption of FIN 46 is not expected to have an effect on the unaudited condensed consolidated financial statements.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of income items expressed as a percentage of net sales for the periods indicated:

                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
                                           2003        2002         2003          2002
                                        (UNAUDITED) (Unaudited)  (UNAUDITED)   (Unaudited)
-----------------------------------------------------------------------------------------
NET SALES                                  100.0%      100.0%       100.0%       100.0%
GROSS PROFIT                                26.6%       21.7%        29.2%        24.1%
SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                    22.7%       22.7%        27.6%        26.1%
RESEARCH AND DEVELOPMENT                     2.7%        3.6%         3.7%         2.5%
OTHER INCOME                                  .5%        2.0%          .9%         2.1%
NET INCOME (LOSS)                            1.1%       (1.9%)        (.9%)       (1.4%)

THREE MONTHS ENDED SEPTEMBER 30, 2003
-------------------------------------

NET SALES for the three months ended September 30, 2003 were $4,815,792, an increase of $1,113,305 (30.1%) from net sales of $3,702,487 for the corresponding period in 2002. The increase is due in part to increased sales of core products such as stackers and bottomwrapers resulting from modestly improved economic conditions. Additionally, we recognized sales totaling $524,000 from our new inserter product line obtained through our acquisition of assets from USA Leader, Inc.

GROSS PROFIT for the three months ended September 30, 2003 was $1,280,986, an increase of $478,162 (59.6%) as compared to gross profit of $802,824 for the corresponding period in 2002. Gross profit as a percentage of sales for the three months ended September 30, 2003 was 26.6% compared to 21.7% for the corresponding period in 2002. Our gross profit percentage improved primarily due to the allocation of fixed manufacturing overhead costs to a greater volume of production and shipments.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2003 were $1,092,266, an increase of $251,032 (29.8%) as compared to $841,258 for the corresponding period in 2002. The increase was due primarily to changes in allowance for doubtful accounts, increase in selling and marketing costs, and increase in amortization costs. While we reduced our allowance for doubtful accounts by $75,000 during the three month period ending September 30, 2003 due to collection of customer balances that were previously reserved, the reduction during the same period last year was $113,000. We incurred additional marketing costs related to our new inserter and Packman product lines. Also contributing to the increase of selling, general and administrative expenses were amortization expense relating to identifiable intangible assets from USA Leader acquisition and higher variable selling expenses.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2003 were $129,496, a decrease of $3,193 (2.4%) as compared to $132,689 the same period in 2002. Substantially all research and development efforts during the three months ended September 30, 2003 were devoted to completing and testing the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the three months ended September 30, 2003 was $21,804 as compared to $72,969 for the same period in 2002. Interest income for the three months ended September 30, 2003 decreased to $23,554 from $48,384 due primarily to lower interest rates on securities held for sale. Additionally, during the three months ending September 2002 we realized a gain on the sale of securities totaling $27,393.

NINE MONTHS ENDED SEPTEMBER 30, 2003
------------------------------------

NET SALES for the nine months ended September 30, 2003 were $13,144,884, an increase of $1,267,029 (10.7%) from net sales of $11,877,855 for the same period in 2002. The increase is due in part to increased sales of core products such as stackers and bottomwrapers resulting from modestly improved economic conditions. Additionally, we recognized sales totaling $524,000 from our new inserter product line obtained through our acquisition of assets from USA Leader, Inc.

GROSS PROFIT for the nine months ended September 30, 2003 was $3,834,255, an increase of $972,672 (34.0%) as compared to $2,861,583 for the corresponding period in 2002. Gross profit as a percentage of sales for the nine months ended September 30, 2003 increased to 29.2% compared to 24.1% for the corresponding period in 2002. Our gross profit percentage improved primarily due to the allocation of fixed manufacturing overhead costs to a greater volume of production and shipments, as well as a reduction in our labor force compared to the same period last year. Additionally, as a result of product mix and improved project management efforts, we incurred lower custom design, production and installation costs.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2003 were $3,623,765, an increase of $ 528,145 (17.1%) as compared to
$3,095,620 for the same period in 2002. The increase was due primarily to changes in allowance for doubtful accounts, incurrence of non-recurring costs, and increase in selling, marketing and amortization costs. We increased our allowance for doubtful accounts $65,000 net for the nine months ending September 30, 2003 compared to an $113,000 reduction in allowance for doubtful accounts for the corresponding period in 2002. In 2003, we had a net increase in our allowance for doubtful accounts due to the deterioration of the financial condition of one of our customers offset in part by collection of old accounts receivable balances that were previously reserved. The reduction in the accounts receivable reserve in 2002 resulted from our collecting customer receivable balances that were previously reserved. Non-recurring costs of approximately $160,000 related to professional fees associated with the implementation of a shareholder rights plan and a special meeting of shareholders held in response to the demand by a shareholder. The remaining increase in selling, general and administrative costs relate to marketing costs for our inserter and Packman product lines, amortization expense relating to identifiable intangible assets from USA Leader acquisition and higher variable selling expenses.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2003 were $492,490, an increase of $191,195 (63.5%) as compared to $301,295 for the same period in 2002. For the nine months ended September 30, 2003 we devoted engineering and technical efforts to develop the Quipp Packman packaging system. For the same period in 2002, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to custom design and production activities were charged to cost of goods sold.

OTHER INCOME AND EXPENSE (NET) for the nine months ended September 30, 2003 was $112,076 as compared to $249,561 for the same period in 2002. The decrease is primarily due to lower royalty income relating to our automatic cart loading system and lower interest rates on our securities available for sale. Additionally, for the nine months ending September 30, 2002, we realized gains of $49,287 on the sale of securities.

GENERAL
Our backlog as of September 30, 2003 was approximately $10,783,000 compared to approximately $4,686,000 at December 31, 2002 and $4,504,000 at September 30, 2002. We expect to ship all backlog items within the next twelve months. Orders booked for the three and nine months ended September 30, 2003 were approximately $8,578,000 and $19,213,000 compared to orders of approximately $4,899,000 and $9,399,000 for the three and nine months ended September 30, 2002. Our increase in third quarter orders resulted from a single order from a major U.S. newspaper for palletizer, conveyors and ancillary equipment.

LIQUIDITY
On September 30, 2003, cash and cash equivalents and securities available for sale totaled $8,204,588 as compared to $8,626,072 at December 31, 2002, a decrease of $421,484 or 4.9%. This decrease was primarily due to the acquisition of certain assets of USA Leader, Inc. and capital expenditures, offset in part by increased cash provided by operations. Working capital on September 30, 2003 was $8,969,820, a decrease of $613,549 from $9,583,369 at December 31, 2002. The deceased working capital is due primarily to acquisition costs related to the purchase of assets from USA Leader, Inc. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations is sufficient to fund operations at the current levels.

CRITICAL ACCOUNTING POLICIES
In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets and liabilities and reported amounts of revenues and expenses. These estimates are most significant in connection with our critical accounting policies, namely those of our accounting policies that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effects of matters that are inherently uncertain.

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

Intangible assets
-----------------
In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of that company's patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is not certain, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the amount of the impairment to selling, general and administrative expenses.

FORWARD LOOKING STATEMENTS
The statements contained in this quarterly report on Form 10-Q, including statements concerning anticipated timing of shipments and, adequacy of available resources to support operations and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, engineering and production difficulties, and extraordinary movements in interest rates.

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

ITEM 4  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

PART II - OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed with this report:

31.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2 Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.


(b) Reports on Form 8-K

         On July 25, 2003, we furnished a report on Form 8-K providing information responsive to item 12 in connection with a press release, issued on July 25, 2003, announcing earnings for the quarter ended June 30, 2003 and including additional financial information.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    QUIPP, INC.

Date:  November 13, 2003

                                    By: /s/ MICHAEL S. KADY
                                    -----------------------------
                                    Michael S. Kady
                                    President and Chief Executive Officer


                                    By: /s/ ERIC BELLO
                                    -----------------------------
                                    Eric Bello Treasurer (Principal financial
                                    and accounting officer)