Form 10-K
period 2003-12-31
QUIPP INC
filed 2004-03-25
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                -----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-14870

                                   Quipp, Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)

           Florida                                        59-2306191
           -------                                        ----------
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

4800 NW 157th Street, Miami, Florida                        33014
------------------------------------                        -----
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code  (305) 623-8700

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 par value
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. X
          -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2). Yes    No  X
                                        ---    ---

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2003 was approximately $14,554,181*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 2004 was 1,423,775.

                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated

Portions of the Quipp, Inc. Proxy Statement relating to the 2004 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                                    Part III

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

                                   QUIPP, INC.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
                                     PART I
Item 1     Business .........................................................................   3
Item 2     Properties .......................................................................   6
Item 3     Legal Proceedings ................................................................   6
Item 4     Submission of Matters to a Vote of Security Holders ..............................   6

                                     PART II
Item 5     Market for Registrant's Common Equity and Related Stockholder Matters ............   7
Item 6     Selected Financial Data ..........................................................   8
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
             Operations .....................................................................   9
Item 7A    Quantitative and Qualitative Disclosures About Market Risk .......................  13
Item 8     Financial Statements and Supplementary Data ......................................  14
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure .....................................................................  32
Item 9A    Controls and Procedures ..........................................................  32

                                    PART III
Item 10    Directors and Executive Officers of the Registrant ...............................  33
Item 11    Executive Compensation ...........................................................  33
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters ............................................................  33
Item 13    Certain Relationships and Related Transactions ...................................  33
Item 14    Principal Accountant Fees and Services ...........................................  33

                                     PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K ..................  34

                                     PART I

ITEM I -- BUSINESS
Through our wholly owned subsidiary, Quipp Systems, Inc. we design, manufacture, sell, and install material handling equipment and systems that automate the post press production process for newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled, and transferred to shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

Our product line includes the following equipment, which we sell individually or as part of integrated post-press system installations that include several of our products and, in some instances, products of other manufacturers.

NEWSPAPER STACKERS -- The Series 500 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Series 500C Stacker can be adjusted to count and stack a variety of newspaper sizes. The Quipp Off-Press counter stacker, marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 30,000 copies per hour.

VIPER BOTTOMWRAPPER -- The Quipp Viper applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

PACKMAN PACKAGING SYSTEM -- The recently introduced Quipp Packman packaging system combines a stacker, bottomwrapper, ink-jet printer and a strapping unit into one integrated machine. The Packman can be used in press and insert applications and can stack, wrap, strap, and provide text messages on each bundle of newspapers at a rate up to 40 bundles per minute.

IN-LINE INSERTER -- The recently introduced Quipp In-Line inserting system automates the process of inserting sections of newspapers or advertisements into the main section of the newspaper. Our inserting system has been designed to handle inserting requirements primarily for small to medium sized newspaper operations and can insert documents ranging from 3" x 5" cards or coupon books to full broadsheets at a machine speed up to 12,000 copies per hour.

AUTOMATIC CART LOADING SYSTEM -- This system loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader and placed in a truck for delivery to the distribution site.

AUTOMATIC PALLETIZER SYSTEM -- The palletizer system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

NEWSPAPER CONVEYOR SYSTEMS -- Our conveyor systems, including the Quipp-Gripp II, Quipp Twin-Trak and Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp II uses a series of grippers mounted on an articulating chain to pick up and transport newspapers. Each Quipp-Gripp II gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

OTHER PRODUCTS -- We manufacture other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors, automated waste handling systems and other equipment.

ORIGINAL EQUIPMENT MANUFACTURERS' (OEM) EQUIPMENT -- We sell OEM products to compliment our product line and provide our customers a single source for integrated post-press material handling systems.

Our primary market includes newspaper publishers with circulation exceeding 50,000 copies daily. With our recently introduced products, the Quipp In-Line inserter and Quipp Off-Press counter stacker, we focused additional sales and marketing efforts to newspapers with daily circulation under 50,000, and newspaper and commercial printers that print weekly or monthly publications.

Our equipment prices range from $5,000 to $450,000 and mailroom systems, which usually include an integration of equipment, software, and controls, can be priced much higher. Equipment and basic system orders normally require a lead-time from six to thirteen weeks from order date to installation date. Complex systems may require lead-times of up to twenty-six weeks.

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

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and we have a staff of technicians that provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2003, 2002 and 2001, spare parts sales accounted for approximately 10%, 12% and 9% of our net sales revenue, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 11%, 6% and 5% of total sales in 2003, 2002 and 2001, respectively. The following table indicates the amount of sales by geographic area during the past three years:

     SALES BY GEOGRAPHIC AREA

                             2003            2002            2001
     -------------------------------------------------------------
     United States     $16,914,679     $15,336,675     $20,638,351
     Far East              276,354         151,290          69,577
     Canada              1,478,233         342,122         126,593
     Latin America         400,462          61,866         469,237
     Other                  12,073         371,697         365,084
                       -----------     -----------     -----------
                       $19,081,801     $16,263,650     $21,668,842
                       ===========     ===========     ===========


As of December 31, 2003, our backlog of orders was approximately $12,725,000 as compared to $4,686,000 on December 31, 2002. We expect to ship all orders included in our December 31, 2003 backlog within the next 15 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview" in Item 7.

For the years ended December 31, 2003, 2002 and 2001, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of our net sales in 2003, respectively. Newspapers owned by Gannett Co, Inc. accounted for 16% and 13% of our net sales in 2002 and 2001, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers in a given year usually change from year to year.

OEM sales accounted for approximately 7.3%, 4.1% and 3.5% of our total sales in 2003, 2002, and 2001, respectively.

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

We believe we have three principal competitors for the newspaper post-press system business in the United States: Heidelberg Finishing Systems, a domestic subsidiary of Heidelberger Druckmaschinen AG, a German company; GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss company; and Schur International A/S, a Danish Company. In addition, there are several companies that compete with respect to certain of our products. We have experienced competition on the basis of price with respect to most of our products and anticipate that price competition will continue.

MARKETING
In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale.

PATENTS AND TRADEMARKS
We hold 31 U.S. and foreign patents, which expire during the period from 2005 to 2021. We have two patents pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" is a registered trademark of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $581,121, $458,387 and $379,437 in 2003, 2002 and 2001 respectively. Substantially all research and development efforts during 2003 were devoted to completing and testing the Quipp Packman packaging system. In 2002, we focused much of our engineering and technical efforts on the development of our 500 Stacker, a high-resolution ink-jet printer for our Viper bottomwrapper and the Packman.

EMPLOYEES
As of December 31, 2003, we had 110 full-time employees. None of our employees are represented by a union, and we consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

    NAME                  BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS                             AGE
    ----                  ----------------------------------------------                             ---
MICHAEL S. KADY           Mr. Kady became President and Chief Executive                               54
                          Officer of Quipp, Inc. in February 2002 and President of  Quipp
                          Systems, Inc. in March 2002. Mr. Kady was President of GMP
                          Metal Products, a manufacturer of components supplied to major original equipment manufacturers in the agricultural equipment, construction machinery and transportation equipment markets, from January 2000 to January 2001.  From May 1999 to January
                          2000, Mr. Kady was a private consultant engaged in strategy development for privately held companies.  From May 1996
                          to May 1999, he was President and Chief Operating Officer
                          of Shuttleworth, Inc., a designer and builder of automated material handling systems and equipment for the electronics, automotive, food and beverage and printing industries.

CHRISTER A. SJOGREN       Mr. Sjogren, Executive Vice President of Quipp Systems, Inc.               61
                          since 1994, has served Quipp or Quipp Systems in various
                          capacities since 1983.  He is currently responsible for our research and development activities.

DAVID SWITALSKI           Mr. Switalski, Vice President of Operations of Quipp                       44
                          Systems, Inc. since July 2000, has served Quipp or Quipp
                          Systems in various capacities since 1984.

ANGEL ARRABAL             Mr. Arrabal, Vice President of Sales of Quipp Systems,                     44
                          Inc since 1997, has served Quipp or Quipp Systems in
                          various capacities since 1986. He is currently
                          responsible for worldwide sales and marketing.


ITEM 2 -- PROPERTIES

We operate our business from one facility located in Miami, Florida. We own the property, and our facility contains approximately 63,170 square feet, of which approximately 48,300 square feet are utilized for manufacturing operations, and 14,870 square feet are used for administrative functions. We own all of the equipment used in our manufacturing operations. We believe our properties are adequate and suitable for current operations.

ITEM 3 -- LEGAL PROCEEDINGS

Not applicable

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5 -- MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol, "QUIP." The following table sets forth the high and low sales prices of our Common Stock as reported by Nasdaq for each calendar quarter in 2003 and 2002:

     ----------------------------------------------------------
                                2003                  2002
                          HIGH       LOW         High      Low
     ----------------------------------------------------------

     FIRST QUARTER      $12.75     $ 9.26     $15.10     $13.50
     SECOND QUARTER      10.93       9.00      14.00      12.91
     THIRD QUARTER       13.36      10.25      13.50       8.82
     FOURTH QUARTER      12.91      11.00      13.01       8.25
     ----------------------------------------------------------

We did not pay any dividends in 2003 or 2002.

ITEM 6 -- SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2003 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                              2003           2002            2001            2000           1999
---------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATION INFORMATION:
Net sales                                         $    19,082    $    16,264     $    21,669     $    35,352    $    31,632
  Gross profit                                          5,557          4,142           5,250          13,219         11,483
  Selling, general and administrative expenses          4,810          4,153           5,061           5,623          5,693
  Research and development                                581            458             379             670            743
  Operating profit (loss)                                 166           (469)           (191)          6,926          5,047
  Other income (expense), net                             141            289             461             793            531
---------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                       201           (106)            190           5,013          3,673
---------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
  Net income (loss) per share (basic)                     .14           (.07)            .12            2.65           2.02
  Net income (loss) per share (diluted)                   .14           (.07)            .11            2.57           1.97
  Book value per share                                   8.04           7.91            8.00           11.28           8.55
  Market price per share (unaudited) -- high            13.36          15.10           26.44           26.06          24.00
                                     -- low              9.00           8.25           12.31           14.50          12.50
---------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
  Current assets                                  $    17,109    $    14,723     $    15,029     $    28,970    $    21,972
  Total assets                                         19,793         16,902          17,839          31,477         24,435
  Current liabilities                                   7,894          5,139           5,854           9,381          7,454
  Long-term liabilities                                   450            550             650             750            850
  Shareholders' equity                                 11,450         11,212          11,336          21,345         16,131
Weighted average number of equivalent
  shares outstanding                                1,422,707      1,417,682       1,658,296       1,948,956      1,862,116
---------------------------------------------------------------------------------------------------------------------------

In May 2001, we purchased 550,000 shares of our common stock for $11,000,000 in a modified "Dutch auction" tender offer. We also incurred $461,136 in related fees and expenses. The reduction in shareholders' equity in 2001 reflects this transaction.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NEWSPAPER INDUSTRY CONSIDERATIONS
Our financial performance reflects, to a meaningful extent, conditions in the newspaper industry. We believe that our customers' spending for capital investment, and therefore, demand for our equipment, are affected by fluctuations in advertising revenue and newsprint cost. Specifically, we believe the growth in our business is somewhat reflective of the growth in newspaper advertising revenues, offset by any increases in newsprint costs. Similarly, we believe that a decline in advertising revenues generally will adversely affect capital equipment spending by newspapers and, as a result, will adversely affect our financial performance. On a longer-term basis, we believe that capital investment patterns have been, and will continue to be, affected by circulation trends, as well as consolidation of ownership and production facilities.

Based on published financial reports and discussions with our customers, we believe that major newspaper chains generally derive over 70% of their revenues from advertising. Published reports indicate that newspaper advertising revenues dropped precipitously in 2001 and the first six months of 2002; we believe this decline had a direct adverse impact on capital spending by newspapers and, as a result, on our financial performance in those years and in the first half of 2003. While advertising revenues increased in 2003, the increase was only 1.9% as compared to 2002, according to the Newspaper Association of America, which generally is below historical levels. Moreover, the increase is as compared to 2002 revenues, which, due to the revenue declines noted above, were at a depressed level.

Based on public filings of financial reports of many newspaper chains, newsprint represents a significant operating expense for newspaper publishers. According to published reports, 2003 newsprint costs were at their lowest level in nearly ten years. Therefore, we believe that while newsprint pricing concerns have adversely affected demand for our products in the past, they did not deter newspaper publishers from increasing capital spending for our products in 2003, as described below.

Despite the modest increase in advertising revenues in 2003, our orders dramatically increased in the last half of 2003. The $16,486,000 in orders booked during the last half of 2003 exceeded the $14,019,000 in orders received in all of 2002 and was 61% of the $27,121,000 in orders booked in 2003. We believe that the sharp increase in orders reflected pent-up demand by newspaper publishers, who had deferred capital spending during the extended time period that adverse economic conditions affected the newspaper industry. Therefore, we expect that orders will return to a more sustainable growth pattern in 2004.

On a longer-term basis, management is focused on two trends; reduction in newspaper circulation and industry consolidation. According to published reports, newspaper circulation in the United States has decreased an average of approximately 1% each year from 1990 to 2002. With news and other information immediately available on competing media such as television, radio and the Internet, we anticipate that this circulation trend will continue. While reduced circulation could negatively affect demand for our products, we believe the consolidation of newspaper ownership in recent years may have a positive impact on our business. In many cases, when large newspaper and media groups have acquired small newspapers and newspaper chains, the acquiring groups centralize the production and distribution of multiple newspapers located in a geographic area to one or a few sites. The operation of centralized production and distribution facilities typically require the purchase of automated equipment. Therefore, consolidation could enhance demand for our products.

EFFECT OF CONTRACT TERMS ON CASH GENERATION, REVENUE RECOGNITION
Most of our sales are made on a contract basis. A typical sales contract requires a customer to pay for its purchase in installments as follows: 30% due at the time of the order; 30% due 60 days prior to shipment; 30% due 30 days prior to shipment; 5% due upon installation and 5% due upon acceptance. While cash is collected throughout the order process, revenue is recognized only when all significant contract obligations are satisfied and collection of outstanding receivables are reasonably assured. Generally, revenue from equipment sales that require basic installation is recognized at the time of delivery; revenue from equipment sales requiring complex installations is recognized when installation is complete.

We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the time required to complete installation and the receipt of new orders. Our backlog, as of December 31, 2003 and December 31, 2002, was $12,725,000 and $4,686,000 respectively. We expect to ship all orders in our December 31, 2003 backlog within 15 months.

RESULTS OF OPERATIONS
2003 vs. 2002

NET SALES
Net sales for 2003 were $19,081,801, an increase of $2,818,151 (17.3%) from 2002 net sales of $16,263,650. We believe that our newspaper customers curtailed post-press capital equipment purchases in 2002 due to a decline in advertising revenue during 2001 and the first half of 2002. Published reports indicate that advertising revenues for newspapers have increased modestly beginning in the second half of 2002 and through 2003; we believe that our 2003 sales reflect this growth. In addition, we recognized sales totaling $949,959 from our new inserter product line obtained through the acquisition of assets from USA Leader, Inc.

GROSS PROFIT
Gross profit for 2003 was $5,557,307, an increase of $1,415,315 (34.2%) from gross profit of $4,142,992 for the corresponding period in 2002. As a percentage of net sales, gross profit increased to 29.1% in 2003 from 25.5% in 2002. The improvement of gross profit as a percentage of sales was due in part to the allocation of fixed manufacturing overhead costs to a greater volume of production and shipments. Additionally, we incurred lower production and installation cost overruns in 2003 than in 2002. During the first six months of 2002, we generated higher than expected costs from the production and installation on some larger custom orders.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for 2003 were $4,809,959, an increase of $657,321 (15.8%) as compared to $4,152,638 for 2002. The increase was due primarily to changes in allowance for doubtful accounts, incurrence of non-recurring costs, and increase in selling, marketing and amortization costs. We increased our allowance for doubtful accounts by $64,000 in 2003, in contrast to a $155,000 reduction in allowance for doubtful accounts for the corresponding period in 2002. The 2003 net increase in our allowance for doubtful accounts was due to the deterioration of the financial condition of one of our customers, offset in part by collection of old accounts receivable balances that were previously reserved. The reduction in the accounts receivable reserve in 2002 resulted from our collecting customer receivable balances that were previously reserved. Non-recurring costs of approximately $160,000 related to a special meeting of shareholders held in response to the demand by a shareholder and professional fees associated with the implementation of a shareholder rights plan. The remaining increase in selling general and administrative costs relate to marketing costs for our recently introduced In-Line and Packman product lines, amortization expense relating to identifiable intangible assets from USA Leader acquisition and higher variable selling expenses.

RESEARCH AND DEVELOPMENT
Research and development expenses for 2003 were $581,121, an increase of $122,734 (26.8%) as compared to $458,387 in 2002. In 2003 we devoted engineering and technical efforts to develop the Quipp Packman packaging system. The majority of our 2002 research and development costs represented expenditures for the development of our 500 Stacker, a high-resolution ink-jet printer for our Viper bottomwrapper product line and initiation of our Quipp Packman project.

OTHER INCOME AND EXPENSE (NET)
Other income and expense (net) in 2003 was $140,591 as compared to $288,962 for the same period in 2002. The decrease is primarily due to lower royalty income relating to our automatic cart loading system and lower interest rates on our securities available for sale. Additionally, in 2002, we realized gains of $49,000 on the sale of securities.

RESULTS OF OPERATIONS
2002 vs. 2001

NET SALES
Net sales for 2002 were $16,263,650, a decrease of $5,405,192 (24.9%) from 2001 net sales of $21,668,842. We believe that our net sales were adversely affected by the slowdown in the U.S. economy and specifically a reduction in post-press capital spending by newspaper industry publishers.

GROSS PROFIT
Gross profit for 2002 was $4,141,992, a decrease of $1,107,942 (21.1%) as compared to gross profit of $5,249,934 for the corresponding period in 2001. The decrease in gross profit is primarily due to lower net sales. Additionally, our gross profit was affected by a higher percentage of fixed manufacturing overhead costs related to lower shipment volumes and by cost overruns resulting from higher than expected production and installation costs on some larger custom orders; these cost overruns declined during the course of 2002. The costs adversely affecting gross profit were offset in part by cost cutting measures, including workforce reductions, a two-week plant shutdown, and four-day work weeks from January 2002 to August 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for 2002 were $4,152,638, a decrease of $908,533 (17.9%) as compared to $5,061,171 for 2001. The decrease in selling, general and administrative expenses reflects non-recurring costs generated in 2001, changes to our allowance for doubtful accounts, and reduction in variable expenses offset in part by the write-off of impaired goodwill. During 2001, we recorded non-recurring charges of $402,000 with respect to efforts by the Special Committee of our Board of Directors to evaluate strategic alternatives for the Company and with respect to compensation charges relating to our payment to several non-executive employees of an amount equal to the excess of market value of shares of common stock underlying options surrendered by the employees over the exercise price of such options. Additionally, in 2001, we recorded a net increase in our allowance for doubtful accounts of $110,000 based on our assessment of the collectability of customer accounts and the aging of our accounts receivable. In contrast, we reduced our allowance for doubtful accounts by $155,000 during 2002, because we collected customer receivable balances that were previously reserved. The decrease in selling, general and administrative expenses was also affected by workforce reductions and lower variable selling expenses.

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

RESEARCH AND DEVELOPMENT
Research and development expenses for 2002 were $458,387, an increase of $78,950 (20.8%) as compared to $379,437 in 2001. The majority of our 2002 research and development costs represented expenditures for the development of our 500 Stacker, high-resolution ink-jet printer for our bottomwrapper product line and the Quipp Packman packaging system. The majority of our 2001 research and development costs represented expenditures for improvements to the automatic palletizer system and development of the Quipp-Gripp II. In 2001, we focused much of our engineering and technical efforts on the custom design and production of customer orders. Costs related to these activities were charged to cost of goods sold as incurred.

OTHER INCOME AND EXPENSE (NET)
Other income and expense (net) in 2002 was $288,962 as compared to $461,748 for the same period in 2001. The decrease in other income and expense (net) is primarily due to the decrease in interest income. The decrease in interest income resulted from lower interest rates and lower average balances of cash and cash equivalents and securities available for sale. The decrease was offset in part by gains on the sale of securities and an increase in royalty income relating to our automatic cart loading system technology.

LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, our cash generation has been more than sufficient to support our operations. Our cash, cash equivalents and securities available for sale increased by $1,257,322 and $874,895 in 2003 and 2002, respectively. Furthermore, in 2003 we used approximately $731,000 for the acquisition of certain assets of USA Leader, Inc. and related acquisition costs.

Our long-term debt consists solely of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2003, the balance due on the bonds was $550,000, of which $100,000 is classified as a current liability on our balance sheet. During 2003, the bonds bore interest at an average rate of 1.2%.

The following table provides information relating to certain of our material contractual obligations at December 31, 2003.

                                            PAYMENTS DUE BY PERIOD

---------------------------------------------------------------------------------------------------------------
                                               LESS THAN 1                                     MORE THAN 5
 CONTRACTUAL OBLIGATIONS          TOTAL           YEAR          1-3 YEARS      4-5 YEARS          YEARS
---------------------------------------------------------------------------------------------------------------
Industrial Revenue Bonds        $550,000        $100,000        $200,000        $250,000        $      0
---------------------------------------------------------------------------------------------------------------

On December 31, 2003, cash, cash equivalents and securities available for sale totaled $9,883,394, as compared to $8,626,072 at December 31, 2002. The increase was primarily due to cash provided by increased customer deposits (deferred revenue) and collection of accounts and notes receivable, offset in part by higher inventories and cash used for the acquisition of certain assets of USA Leader, Inc. We received orders totaling $16,486,000 during the last six months of 2003 compared to $10,635,000 during the first six months of 2003 and $9,519,000 the last six months of 2002. The increased order level during the last six months of 2003 has resulted in higher deferred revenue and inventory balances at December 31, 2003 compared to December 31, 2002.

Working capital at December 31, 2003 was $9,215,551, a decrease of $367,818 from $9,583,369 at December 31, 2002. The deceased working capital is due primarily to acquisition costs relate primarily to the purchase of assets from USA Leader, Inc. We believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

CRITICAL ACCOUNTING ESTIMATES

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, revenues and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected. Our senior management has discussed the application of these estimates with our Audit Committee.

Revenue recognition
Our revenue recognition policy with regard to equipment sales requiring complex installation services calls for recognition when installation is complete. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management must often make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree of subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

Allowance for doubtful accounts
We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Nevertheless, there is a risk that credit losses in the future will exceed our expectations, in which case our operating results would be adversely affected. See the discussion under "Selling, General and Administrative Expenses" for both 2003 vs. 2002 and 2002 vs. 2001 for additional information regarding our allowance for doubtful accounts.

Warranty reserves
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have generally been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. Additionally, we do not have extensive warranty claims experience with recently introduced products. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

Intangible assets
In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of that company's patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is not certain, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the amount of the impairment to selling, general and administrative expenses.

MARKET RISK
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. To ensure safety and liquidity, we only invest in instruments with credit quality and which are traded in a secondary market. The counterparties are major financial institutions and government agencies.

INFLATION
The rate of inflation has not had a material impact on operations.

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 17 in the Notes to Consolidated Financial Statements for recent accounting pronouncements.

FORWARD LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders, the effect of changes in newspaper advertising revenue and newsprint costs on orders for our products, anticipated order levels in 2004, newspaper circulation trends, the effect of decreasing circulation and newspaper industry consolidation on demand for our products and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, acceleration of the decline in newspaper circulation, capital spending reductions by newspaper publishers, demand and market acceptance for new and existing products, the impact of competitive products and pricing, delays in shipment, cancellation of customer orders, and engineering and production difficulties.

ITEM 7A -- QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk."

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
Independent Auditors' Report                                                 15

Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002                 16

Consolidated Statements of Operations for each of the years in the
  three-year period ended December 31, 2003                                  17

Consolidated Statements of Shareholders' Equity for each of the years
  in the three-year period ended December 31, 2003                           18

Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended December 31, 2003                                  19

Notes to Consolidated Financial Statements                                   20

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Quipp, Inc.:

     We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 31, 2003 as listed in item 15(a)2 of the Company's 2003 Annual Report on Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP


Miami, Florida
February 6, 2004

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                     2003                 2002
--------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                  $  1,227,665         $  1,769,545
    Securities available for sale                 8,655,729            6,856,527
    Accounts receivable, net                      2,472,766            2,872,617
    Inventories                                   3,692,386            1,963,104
    Current deferred tax asset                      666,337              724,358
    Prepaid expenses and other current assets       239,791              297,651
    Current portion of notes receivable             154,565              238,940
                                               ------------         ------------
TOTAL CURRENT ASSETS                             17,109,239           14,722,742

Property, plant and equipment, net                1,765,079            1,766,966
Intangible assets, net                              773,605                 --
Goodwill                                             98,093              174,822
Notes receivable, net                                  --                183,388
Other assets                                         47,179               53,900
                                               ------------         ------------
TOTAL ASSETS                                   $ 19,793,195         $ 16,901,818
                                               ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt           $    100,000         $    100,000
   Accounts payable                               1,324,004              841,095
   Accrued salaries and wages                       491,919              466,517
   Deferred revenues                              4,174,113            2,081,031
   Current tax liability                             14,768                 --
   Contract contingencies                            98,837              200,131
   Other accrued liabilities                      1,690,047            1,450,599
                                               ------------         ------------
TOTAL CURRENT LIABILITIES                         7,893,688            5,139,373

Long-term debt                                      450,000              550,000
                                               ------------         ------------
TOTAL LIABILITIES                                 8,343,688            5,689,373

Contingencies (Note 16)

Shareholders' Equity:

    Common stock -- par value $.01 per share,
      authorized 8,000,000 shares, issued
      1,433,025 and 1,426,025 shares in 2003
      and 2002, respectively)                        14,330               14,260
  Paid-in capital                                    72,487                 --
  Treasury Stock, at cost (9,250 shares in
    2002 and 2001)                                 (148,375)            (148,375)
  Retained earnings                              11,509,149           11,307,955
  Other comprehensive income                          1,916               38,605
                                               ------------         ------------
                                                 11,449,507           11,212,445
                                               ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $ 19,793,195         $ 16,901,818
                                               ============         ============

        See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003                  2002                 2001
--------------------------------------------------------------------------------------------------------------
Net sales                                               $ 19,081,801         $ 16,263,650         $ 21,668,842
Cost of sales                                            (13,524,494)         (12,121,658)         (16,418,908)
                                                        ------------         ------------         ------------
GROSS PROFIT                                               5,557,307            4,141,992            5,249,934
                                                        ------------         ------------         ------------
Operating expenses:
   Selling, general and administrative expenses           (4,809,959)          (4,152,638)          (5,061,171)
   Research and development                                 (581,121)            (458,387)            (379,437)
                                                        ------------         ------------         ------------
OPERATING  PROFIT (LOSS)                                     166,227             (469,033)            (190,674)
--------------------------------------------------------------------------------------------------------------
Other income (expense):
   Miscellaneous income (expense)                             15,019              100,864                8,587
   Interest income                                           133,332              199,789              479,427
   Interest expense                                           (7,760)             (11,691)             (26,266)
                                                        ------------         ------------         ------------
                                                             140,591              288,962              461,748
--------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                            306,818             (180,071)             271,074

Income tax (expense) benefit                                (105,624)              73,848              (81,173)
                                                        ------------         ------------         ------------
NET INCOME (LOSS)                                       $    201,194         $   (106,223)        $    189,901
                                                        ============         ============         ============
--------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
   Basic income per common share                        $       0.14         ($      0.07)        $       0.12
   Diluted income per common share                      $       0.14         ($      0.07)        $       0.11

Basic average number common shares                         1,422,707            1,417,682            1,626,787
     Outstanding

Diluted average number of common and
   common equivalent shares outstanding                    1,422,707            1,417,682            1,658,296
==============================================================================================================

        See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                            ADDITIONAL
                                                    COMMON STOCK              PAID-IN          RETAINED
                                              SHARES            AMOUNT        CAPITAL          EARNINGS
--------------------------------------------------------------------------------------------------------
Balances on
        January 1, 2001                     1,898,251           18,982        9,197,806       12,166,609
Net income                                                                                       189,901
Issuance of shares to employees                 9,149               92          214,383
Unrealized gain on securities held
   for sale
Purchase of treasury Stock
Exercise of stock options
   (includes tax benefit of $73,988)           68,625              686        1,101,115
Purchase stock in "modified
   Dutch auction" tender offer               (550,000)          (5,500)     (10,513,304)        (942,332)
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2001                   1,426,025           14,260             --         11,414,178
Net loss                                                                                        (106,223)
Unrealized loss on securities held
   for sale
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2002                   1,426,025           14,260             --         11,307,955

Net income                                                                                       201,194
Issuance of shares to employees                 1,000               10           14,767
Unrealized loss on securities held
   for sale
Issuance of shares to purchase
   certain assets of USA Leader, Inc.           6,000               60           57,720
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2003                   1,433,025           14,330           72,487       11,509,149
========================================================================================================

                                                                                 OTHER          TOTAL
                                                   TREASURY STOCK            COMPREHENSIVE  SHAREHOLDERS'
                                              SHARES           AMOUNT         INCOME (LOSS)    EQUITY
---------------------------------------------------------------------------------------------------------
Balances on
        January 1, 2001                         2,500          (38,125)            --        21,345,272
Net income                                                                                      189,901
Issuance of shares to employees                                                                 214,475
Unrealized gain on securities held
   for sale                                                                      55,468          55,468
Purchase of treasury Stock                      6,750         (110,250)                        (110,250)
Exercise of stock options
   (includes tax benefit of $73,988)                                                           1,101,801
Purchase stock in "modified
   Dutch auction" tender offer                                                              (11,461,136)
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2001                       9,250         (148,375)          55,468      11,335,531
Net loss                                                                                       (106,223)
Unrealized loss on securities held
   for sale                                                                     (16,863)        (16,863)
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2002                       9,250         (148,375)          38,605      11,212,445

Net income                                                                                      201,194
Issuance of shares to employees                                                                  14,777
Unrealized loss on securities held                                              (36,689)        (36,689)
   for sale
Issuance of shares to purchase
   certain assets of USA Leader, Inc.                                                            57,780
--------------------------------------------------------------------------------------------------------
Balances on
        December 31, 2003                       9,250         (148,375)           1,916      11,449,507
=======================================================================================================


See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2003, 2002 AND 2001


                                                                         2003              2002             2001
-------------------------------------------------------------------------------------------------------------------
Cash provided by operations:
   Net income (loss)                                               $    201,194      $   (106,223)     $    189,901
                                                                   ------------      ------------      ------------
Reconciliation of net income (loss) to net cash provided by
  operations:
Deferred income taxes                                                    58,021           113,090           (32,799)
Depreciation                                                            263,922           268,807           299,926
Intangible amortization                                                  86,395              --                --
Goodwill Impairment                                                      76,729           137,379              --
Stock-based compensation                                                 14,777              --             214,475
Accounts and notes receivable bad debt allowance (recovery)              64,546          (154,806)          110,756

Changes in operational assets and liabilities net of effect of acquisition:
Accounts receivable                                                     335,305           664,294         3,454,669
Inventories                                                          (1,602,283)          535,831         1,273,871
Prepaid expenses and other assets                                       114,516            29,544           271,687
Notes receivable                                                        267,763           294,494          (846,228)
Accounts payable and other accrued liabilities                          392,559          (196,972)       (2,128,424)
Contract contingencies                                                 (101,294)         (322,845)          467,703
Deferred revenues                                                     1,797,082          (194,320)       (1,625,194)
Income taxes payable                                                     14,768              --            (167,820)
                                                                   ------------      ------------      ------------
NET CASH PROVIDED BY OPERATIONS                                       1,984,000         1,068,273         1,482,523
                                                                   ------------      ------------      ------------
Cash flows from investing activities:
Securities purchased                                                 (9,562,090)       (7,706,378)      (10,149,882)
Securities sold                                                       7,726,199         6,956,228        19,984,504
Capital expenditures                                                   (245,035)          (76,515)         (131,736)
Purchase of assets from USA Leader, Inc.                               (344,954)             --                --
                                                                   ------------      ------------      ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (2,425,880)         (826,665)        9,702,886
                                                                   ------------      ------------      ------------
Cash flows from financing activities:
Repayment of debt                                                      (100,000)         (100,000)         (100,000)
Tender offer and related fees and expenses                                 --                --         (11,461,136)
Exercise of stock options                                                  --                --           1,027,813
Purchase treasury stock                                                    --                --            (110,250)
                                                                   ------------      ------------      ------------
NET CASH USED IN FINANCING ACTIVITIES                                  (100,000)         (100,000)      (10,643,573)
                                                                   ------------      ------------      ------------
Increase (Decrease) in cash and cash equivalents                       (541,880)          141,608           541,836

Cash and cash equivalents, beginning of year                          1,769,545         1,627,937         1,086,101
                                                                   ------------      ------------      ------------
Cash and cash equivalents, end of year                             $  1,227,665      $  1,769,545      $  1,627,937
                                                                   ------------      ------------      ------------
SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Tax benefit of exercised stock options                                     --                --        $     73,988
Unrealized gain (loss) on securities available for sale            $    (36,689)     $    (16,863)     $     55,468
Issuance of shares to purchase assets of USA Leader, Inc.          $     57,780              --                --
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest                                                           $      7,760      $     11,691      $     26,266
Income Taxes                                                       $     10,270      $      1,931      $    465,515
                                                                   ============      ============      ============


        See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS -- Through our wholly owned subsidiary, Quipp Systems, Inc., we manufacture, sell and install post-press material handling equipment and systems to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are stacked, bundled and transferred to the shipping docks and loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

PRINCIPLES OF CONSOLIDATION -- The accompanying consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems, Inc., a wholly owned subsidiary (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE -- Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $229,546 for 2003 and $165,000 for 2002.

REVENUE RECOGNITION -- Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring complex installation services is recognized when installation is complete and is recorded net of discounts and allowances.

The Company deferred sales totaling $869,028 and $714,039 at December 31, 2003 and 2002, respectively, for products that shipped but require complex installation services or have receivable balances that are not reasonably assured. Pending the completion of installation or collection of the outstanding receivable, the $869,028 and $714,039 balances are included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

INVENTORIES -- Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method.

NOTES RECEIVABLE -- Notes receivable are recorded at cost, less the related allowance for impaired notes receivable. Management considers a note to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. Impairment losses are included in the allowance for doubtful accounts through a charge to bad debt expense.

GOODWILL AND INTANGIBLE ASSETS -- Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation. Goodwill impairment, if any, was measured based on projected discounted future operating cash flows.

RESEARCH AND DEVELOPMENT COSTS -- Research and development costs include expenditures for the development of new products, significant enhancements of existing products or production processes, and the design, testing and construction of prototypes. The Company expenses research and development costs as they are incurred.

PROPERTY, PLANT AND EQUIPMENT, NET -- Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred; alterations and major overhauls that improve an asset or extend the useful lives are capitalized.

CASH AND CASH EQUIVALENTS -- Cash and cash equivalents include all the Company's operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

INCOME TAXES -- Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109, "Accounting For Income Taxes." Deferred tax assets and liabilities are identified based on temporary differences between the financial statements and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

INCOME PER SHARE -- Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods.

WARRANTY RESERVE -- Warranty reserves are calculated based on the Company's previous experience with customers' claims arising from the sale of merchandise. The reserve is computed at 1 1/2% of contract revenue. Additions to this reserve are charged to selling expense. Warranty reserve is included in other accrued liabilities.

SECURITIES AVAILABLE FOR SALE -- Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders' equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in other income. Fair value of the securities is determined based upon market prices. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long-term securities and believes there is no significant risk arising from interest rate fluctuations. In order to ensure liquidity, the Company will only invest in instruments with credit quality and which are traded in a secondary market.

DEFERRED BOND-FINANCING COST -- Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 8) and are included in other assets. These costs are amortized using a method that approximates the effective yield over the term of the bonds.

USE OF ESTIMATES -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, provision for contract contingencies on completed contracts and inventory reserves. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS -- The Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 2002. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. There was no impairment of long-lived assets in 2003 and 2002.

CONTRACT CONTINGENCIES -- Contract contingencies involve estimates of additional expenses that may be incurred after installation is complete. These expenses occur when additional efforts are required to assure customer satisfaction. Additions to contract contingencies are charged to cost of sales.

STOCK-BASED COMPENSATION -- Prior to 2003, the company accounted for the grant of stock options under its 1996 Equity Compensation Plan using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost related to stock options is reflected in 2003 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's 1996 Equity Compensation Plan vest over periods ranging from three to five years. No options were issued in 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                 2003             2002             2001
--------------------------------------------------------------------------------------------------------------------------
Net  income (loss) as reported                                              $   201,194       $ (106,223)     $   189,901
Deduct total stock-based employee compensation expense determined under
fair-value-based method for all rewards, net of tax                         $   (33,615)      $  (24,056)     $  (341,094)

Pro forma net income (loss)                                                 $   167,579       $ (130,279)     $  (151,193)

EARNINGS PER SHARE:
Basic  -- as reported                                                       $      0.14       $    (0.07)     $      0.12
Basic  -- pro forma                                                         $      0.12       $    (0.09)     $     (0.09)

Diluted  -- as reported                                                     $      0.14       $    (0.07)     $      0.11
Diluted  -- pro forma                                                       $      0.12       $    (0.09)     $     (0.09)
--------------------------------------------------------------------------------------------------------------------------

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair values of the options granted were estimated on the grant date using the Black-Scholes option pricing model. The following weighted-average assumptions were used in calculating fair value:

                                                            2002
                                                    --------------------
     Expected Life                                      5 - 10 years
     Dividends                                              None
     Risk-free interest rate                                2.65%
     Expected volatility                                   30.68%

COMPREHENSIVE INCOME (LOSS) -- The Company had unrealized gains on securities available for sale totaling $1,916 and $38,605 at December 31, 2003 and 2002, respectively.

SEGMENT REPORTING -- Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information ("SFAS No. 131") applies a "management approach" in which the internal reporting that is used by management for making operational decisions and evaluating performance is the source for the Company's segment reporting. The Company operates in one segment for management reporting purposes.

NOTE 2 -- SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2003 and 2002, the amortized cost of securities available for sale approximates fair value. Securities available for sale at December 31, 2003 and 2002 consisted of the following:

                                                          2003
                                       -----------------------------------------
                                        AMORTIZED       UNREALIZED         FAIR
                                          COST          GAIN (LOSS)        VALUE
                                       -----------------------------------------
Money Market Investments               $6,263,149           --         6,263,149
Federal Government Agency Securities    2,000,000            (60)      1,999,940
Municipal Securities                      390,664          1,976         392,640
                                       ----------          -----       ---------
                                       $8,653,813          1,916       8,655,729
                                       ==========          =====       =========

                                                           2002
                                       -----------------------------------------
                                         Amortized      Unrealized         Fair
                                           Cost        Gain (Loss)        Value
                                       -----------------------------------------

Money Market Investments               $   60,877           --           60,877
Federal Government Agency Securities    4,601,793         13,595      4,615,388
Municipal Securities                    2,155,252         25,010      2,180,262
                                       ----------     ----------     ----------
                                       $6,817,922     $   38,605     $6,856,527
                                       ==========     ==========     ==========

NOTE 3 -- INVENTORIES

Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Components of inventory as of December 31, 2003 and 2002 were as follows:

                            2003           2002
--------------------------------------------------
Raw Materials            $1,865,971     $1,283,250
Work in Process           1,153,058        199,853
Finished Goods              199,466         48,978
                         ----------     ----------
Subtotal                  3,218,495      1,532,081
Shipped, not
 recognized                 473,891        431,023
                         ----------     ----------
Total                    $3,692,386     $1,963,104
                         ----------     ----------

NOTE 4 -- NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31, 2003 and 2002:

                                       2003           2002
------------------------------------------------------------
Notes receivable                    $ 154,565      $ 551,735
Allowance for doubtful accounts          --         (129,407)
                                    ---------      ---------
                                      154,565        422,328

Less:  current portion               (154,565)      (238,940)
                                    ---------      ---------
Long term notes receivable          $    --        $ 183,388
                                    ---------      ---------

NOTE 5 -- INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2003, 2002 and 2001 is as follows:

                               CURRENT        DEFERRED        TOTAL
                               -------        --------        -----
  2003
     U.S. FEDERAL             $ (42,115)     $ (53,606)     $ (95,721)
     STATE AND LOCAL             (5,488)        (4,415)        (9,903)
                              ---------      ---------      ---------
                              $ (47,603)     $ (58,021)     $(105,624)
                              ---------      ---------      ---------
  2002
     U.S. Federal             $ 177,965      $(101,026)     $  76,939
     State and local              8,973        (12,064)        (3,091)
                              ---------      ---------      ---------
                              $ 186,938      $(113,090)     $  73,848
                              ---------      ---------      ---------
  2001
     U.S. Federal             $     (47)     $   9,380      $   9,333
     State and local           (113,925)        23,419        (90,506)
                              ---------      ---------      ---------
                              $(113,972)     $  32,799      $ (81,173)
                              ---------      ---------      ---------

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                            2003            2002
------------------------------------------------------------------
DEFERRED TAX ASSETS:
Warranty reserve                         $  93,108      $  81,504

Inventory obsolescence                     134,665        171,994

Allowance for bad debts                     84,473        109,094

Contract reserves                          187,252        198,295

Vacation accrual                            45,426         78,971

Unicap                                     108,671         26,197

Other taxes                                 13,297         48,763

Amortization                                49,116            --

Other                                       10,007         12,847
                                         ---------      ---------
Total deferred tax assets                $ 726,015      $ 727,665

DEFERRED TAX LIABILITY:
Depreciation                               (59,678)        (3,307)
                                         ---------      ---------
Total gross deferred tax liabilities       (59,678)        (3,307)
                                         ---------      ---------
Net current deferred tax assets          $ 666,337      $ 724,358
                                         =========      =========

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

The following table summarizes the differences between the Company's effective income tax (expense) benefit and the statutory federal tax (expense) benefit for the years ended December 31, 2003, 2002, and 2001:

                                                  Year Ended December 31,
                                         ---------------------------------------
                                           2003            2002          2001
                                         ---------------------------------------
Statutory federal income tax             (104,318)     $  61,224      $ (92,165)

Increase (decrease) resulting from:
State and Local taxes, net of
   Federal income tax benefit              (6,536)        (2,040)       (59,734)

Tax exempt interest                        18,052         37,777        104,743

Other                                     (12,822)       (23,113)       (34,017)
                                         --------      ---------      ---------
                                         (105,624)     $  73,848      $ (81,173)
                                         ========      =========      =========

The Company's effective tax rate was 34.4%, 41.0% and 29.9% in 2003, 2002, and 2001, respectively.

NOTE 6 -- PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 2003 and 2002 consist of the following:

--------------------------------------------------------------------------------
                                                                      ESTIMATED
                                                                       USEFUL
                                        2003            2002            LIFE
                                                                       (YEARS)
--------------------------------------------------------------------------------
LAND                               $   500,500      $   500,500          --
BUILDING                             1,431,771        1,431,771          31
BUILDING IMPROVEMENTS                  600,492          561,813          10
MACHINERY                              838,198          801,322           5
FURNITURE AND FIXTURES                 222,294          220,413           5
COMPUTER EQUIPMENT                   1,428,555        1,259,112           5
AUTOMOBILES                             42,627           66,859           5
                                   -----------      -----------
                                     5,064,437        4,841,790
Less: Accumulated depreciation      (3,299,358)      (3,074,824)
                                   -----------      -----------
                                   $ 1,765,079      $ 1,766,966
                                   ===========      ===========


Depreciation expense charged to income was $263,922, $268,807 and $268,706 in 2003, 2002 and 2001, respectively.

NOTE 7 -- ASSET PURCHASE

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

As consideration for the Asset Purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. The Company will pay additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the three years following the date of purchase. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand. As of As of December 31, 2003, the total consideration for the Asset Purchase amounted to $402,734.

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of December 31, 2003, additional consideration to be paid in excess of the estimated fair value of net tangible assets and intangible assets will be recorded as goodwill.

The consolidated operations for the period ended December 31, 2003 includes the operating results of the Asset Purchase from the date of acquisition.

The purchase price was preliminarily allocated as follows:

     Net liabilities                                           $(112,066)

     Less: Accrued acquisition costs                            (283,000)
           Accrued contingent consideration                      (62,200)
                                                               ---------
                                                                (457,266)
     Amortizable Intangible Assets:
           Non-compete Agreement                  150,000
           Customer List                           10,000
           Patent                                 200,000
           Acquired Technology                    500,000
                                                ---------
                                                                 860,000
                                                               ---------
                                                               $ 402,734
                                                               =========

As noted above, $860,000 was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase. Amortization expense charged to income was $86,395 in 2003.

Details of the amortizable intangibles follow:

                                         FAIR
         INTANGIBLE ASSET                VALUE        LIFE
    -------------------------------    --------     --------
         Customer List                 $ 10,000     5 Years

         Non-competition agreement     $150,000     5 Years

         Patent                        $200,000     17 Years

         Acquired Technology           $500,000     7 Years

The unaudited condensed consolidated statement of operations for the period ended December 31, 2003 included the operating results of the Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended December 31, 2003 and 2002 assume the acquisition occurred as of January 1, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.

                                            DECEMBER 31, 2003  December 31, 2002
                                            -----------------  -----------------
     Net Sales                                $ 19,391,458       $ 17,063,650

     Net Income (loss)                             241,900           (113,573)

     Basic and diluted income (loss) per
      common share                                    0.17              (0.08)

     Basic and diluted average number of
      common shares outstanding                  1,423,775          1,423,682

NOTE 8 -- LONG-TERM DEBT

INDUSTRIAL REVENUE BONDS -- On October 4, 1988, the Company borrowed $2,340,000 by issuing, through the Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $550,000 and $650,000 at December 31, 2003 and 2002, respectively, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 1.2% and 1.6% during 2003 and 2002, respectively. The bonds are payable in annual installments of $100,000 in years 2004 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on September 16, 2004.

NOTE 9 -- STOCK OPTION PLANS

1996 EQUITY COMPENSATION PLAN -- The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2003, 2002 and 2001 there were 92,764, 59,514 and 42,014 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                         INCENTIVE STOCK
                                             OPTIONS                NONQUALIFIED OPTIONS
                                   ------------------------       ------------------------
                                                  WEIGHTED                       WEIGHTED
                                                  AVERAGE                        AVERAGE
                                                  EXERCISE                       EXERCISE
                                    SHARES         PRICE            SHARES        PRICE
                                   ------------------------       ------------------------
Balance at December 31, 2000       190,250       $    15.25         53,000      $    14.80
                                   ------------------------       ------------------------
     Exercised                     (55,625)           15.04        (13,000)          14.71
     Cancellations                 (20,250)           14.52           --              --
                                   ------------------------       ------------------------
Balance at December 31, 2001       114,375       $    15.53         40,000      $    14.83
     Issued                          6,000            14.60          5,000           14.98
     Cancellations                 (24,500)           15.61         (5,000)          14.00
                                   ------------------------       ------------------------
Balance at December 31, 2002        95,875       $    15.39         40,000      $    14.95
     Cancellations                 (33,250)           14.83           --              --
                                   ------------------------       ------------------------
Balance at December 31, 2003        62,625       $    15.69         40,000      $    14.95
                                   ========================       ========================


At December 31, 2003, the range of exercise prices and remaining contractual life of outstanding options was $14.00 to $17.50, and 2 to 8 years. At December 31, 2003, the number of options exercisable was 98,625, as indicated in the table below.

                                                               Remaining
        Range of              Options         Options         Contractual
     Exercise Prices        Outstanding     Exercisable           Life
     ---------------        -----------     -----------       ------------

      $14.00 -17.50           102,625          98,625         2 to 8 years
                              -------          ------
                              102,625          98,625
                              =======          ======


The weighted-average exercise price of options outstanding at December 31, 2003 was $15.40.

NOTE 10 -- EARNINGS PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net income (loss) per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method. The following table presents the calculation for the number of shares used in the basic and diluted net income
(loss) per share computations:

                                       2003             2002             2001
                                   ---------------------------------------------
     NET INCOME (LOSS)             $   201,194      $ (106,223)      $   189,901

     SHARES
     Basic Shares                    1,422,707       1,417,682         1,626,787

     Common stock equivalents
             from option plan             --              --              31,509
                                   ---------------------------------------------
     Diluted                         1,422,707       1,417,682         1,658,296
                                   ---------------------------------------------
     EPS
     Basic                         $       .14      $     (.07)      $       .12
     Diluted                       $       .14      $     (.07)      $       .11
                                   =============================================

NOTE 11 -- MAJOR CUSTOMERS

For the years ended December 31, 2003, 2002 and 2001, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of our net sales in 2003, respectively. Newspapers owned by Gannett Co, Inc. accounted for 16% and 13% of our net sales in 2002 and 2001, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers in a given year usually change from year to year.

NOTE 12 -- EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. The Company's matches employee contributions to the Savings Plan at the rate of 60% for the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2003, 2002, and 2001, was $110,698, $110,655 and $143,845,
respectively. The Company, as sponsor, pays the administrative expenses of the Savings Plan.

NOTE 13 -- QUARTERLY SUMMARY OF KEY FINANCIAL DATA

QUARTERLY SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


QUARTER ENDED                               MARCH 31,     JUNE 30,   SEPTEMBER 30,  DECEMBER 31,
------------------------------------------------------------------------------------------------
2003
Net Sales                                   $ 3,306       $ 5,023       $ 4,816       $ 5,937
Operating Profit  (Loss)                       (384)           43            59       $   448
Net Income (Loss)                              (224)           48            55       $   322

Basic income (loss) per common share         $(0.16)      $  0.03       $  0.04       $  0.23
Diluted income (loss) per common share       $(0.16)      $  0.03       $  0.04       $  0.23

2002
Net Sales                                   $ 3,704       $ 4,471       $ 3,702       $ 4,387
Operating (Loss) Profit                        (327)          (37)         (171)           66
Net (Loss) Income                              (129)           29           (71)           65

Basic (loss) income per common share         $(0.09)      $  0.02        $(0.05)      $  0.05
Diluted (loss) income per common share       $(0.09)      $  0.02        $(0.05)      $  0.05

NOTE 14 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.

NOTE 15 -- GOODWILL

The changes in the carrying value of goodwill for the years ended December 31, 2003 and 2002 are as follows:
                                          2003         2002
                                     -------------------------
Balance as of January 1                 174,822       312,201
Impairment loss                         (76,729)     (137,379)
                                     -------------------------
Balance as of December 31                98,093       174,822
                                     =========================

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994. The Company reviews the operating profit and cash flow expected from these assets quarterly. We recognized an impairment loss of $76,729 and $137,379 in 2003 and 2002, respectively, since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

The Company adopted SFAS 142 on January 1, 2002. The following table represents the pro forma effect of SFAS 142 for the three years ending December 31, 2003, 2002, and 2001.

                                                        2003            2002              2001
------------------------------------------------------------------------------------------------
Net income (loss) as reported                         201,194        $(106,223)         $189,901
Add back goodwill amortization, net of taxes             --               --              21,885
                                                      ------------------------------------------
Pro forma net income (loss)                           201,194        $(106,223)         $211,786

EARNINGS PER SHARE:
Basic -- as reported                                  $  0.14        $   (0.07)         $   0.12
Goodwill amortization                                    --               --                0.01
Basic -- pro forma                                    $  0.14        $   (0.07)         $   0.13

Diluted -- as reported                                $  0.14        $   (0.07)         $   0.11
Goodwill amortization                                    --               --                0.01
Diluted -- pro forma                                  $  0.14        $   (0.07)         $   0.12
================================================================================================


NOTE 16 -- CONTINGENCIES

In the normal course of business, the Company is exposed to litigation and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 17 -- RECENT PRONOUNCEMENTS

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

During November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 00-21, "Multiple-Deliverable Revenue Arrangements," which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 had no impact on the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The Company does not have guarantees falling under the requirements of FIN No. 45 and, as a result, the adoption of this interpretation did not have an impact on the Company's consolidated financial statements.

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

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB 51")," which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether Consolidation requirements of FIN 46R apply to those entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations.

In October 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB No. 104") which was effective as of December 31, 2003. The Company's revenue recognition policies described in
Note 1 "Summary of Significant Accounting Policies" comply with SAB No. 104.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A -- CONTROLS AND PROCEDURES

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

(b) Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information (other than the information relating to executive officers included in Part I) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 11 -- EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2003, regarding securities issuable under our 1996 Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

                      EQUITY COMPENSATION PLAN INFORMATION
------------------------------------------------------------------------------------------
                                                                              NUMBER OF
                                              NUMBER OF                      SECURITIES
                                            SECURITIES TO    WEIGHTED-        REMAINING
                                              BE ISSUED       AVERAGE       AVAILABLE FOR
                                                UPON          EXERCISE     FUTURE ISSUANCE
                                             EXERCISE OF      PRICE OF      UNDER EQUITY
                                             OUTSTANDING    OUTSTANDING     COMPENSATION
  PLAN CATEGORY                                OPTIONS        OPTIONS           PLANS
------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                               102,625         $15.40          92,764
------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                               --             --              --
------------------------------------------------------------------------------------------
TOTAL                                          102,625         $15.40          92,764
------------------------------------------------------------------------------------------

Other information required to be disclosed in this Item will be included in our proxy statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable

ITEM 14 -- PRINCIPAL ACCOUNTANT FEES AND SERVICES

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 15 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1    Financial Statements -- See "Index to Financial Statements" in Item 8

     2 Schedule II -- Valuation and Qualifying Accounts. All other schedules are omitted because they are inapplicable.

     3 Exhibits (Note: The file number of all referenced reports and registration statements, is 0-14870.)

          Exhibit
            No.

             3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

             3.2 By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K, dated March 1,
                  2002).

             4.1 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1to Registrants Registration Statement on Form 8-A, filed March 3, 2003).

            *10.1 Quipp, Inc. 1996 Equity Compensation Plan, as amended
                  (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

            *10.4 Change of Control Agreement, dated as of December 23, 2000, among Quipp, Inc., Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

            *10.5 Change of control agreement dated as of June 25, 2002 among
                  Quipp, Inc., Quipp Systems, Inc. and Michael S Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

             22 Subsidiary of the Registrant (Incorporated by reference to Exhibit 22 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

             23   Consent of KPMG LLP.

             31.1 Certificate of the Chief Executive Officer of the Registrant
                  required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

             31.2 Certificate of the principal financial officer of the
                  Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934 .

             32.1 Certificate of the Chief Executive Officer of the Registrant
                  required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

             32.2 Certificate of the principal financial officer of the
                  Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

               * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)  Reports on Form 8-K

          On October 29, 2003, we furnished a report on Form 8-K providing information responsive to item 12 in connection with a press release, issued on October 27, 2003, announcing earnings for the quarter ended September 30, 2003 and including additional financial information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                       QUIPP, INC.

Date: March 25, 2003                   By: /s/ Michael S. Kady
                                           ---------------------
                                           MICHAEL S. KADY
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:


      SIGNATURE                           TITLE                        DATE
      ---------                           -----                        ----

 /s/ Michael S. Kady
----------------------------
 MICHAEL S. KADY                     Chief Executive
                                     Officer and Director         March 25, 2004

 /s/ Ralph M. Branca
----------------------------
 RALPH M. BRANCA                     Director                     March 25, 2004

 /s/ Richard H. Campbell
----------------------------
 RICHARD H. CAMPBELL                 Director                     March 25, 2004

 /s/ Lawrence J. Gibson
----------------------------
 LAWRENCE J GIBSON                   Director                     March 25, 2004

 /s/ Cristina H. Kepner
----------------------------
 CRISTINA H. KEPNER                  Director                     March 25, 2004

 /s/ Louis D. Kipp
----------------------------
 LOUIS D. KIPP                       Director                     March 25, 2004

 /s/ Eric Bello
----------------------------
 ERIC BELLO                          Director of Finance and      March 25, 2004
                                     Treasurer (Principal
                                     Financial and Accounting
                                     Officer)

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

      Exhibit

          3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

          3.2 By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants Current Report on Form 8-K, dated March 1, 2002).

          4.2 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1to Registrants Registration Statement on Form 8-A, filed March 3,
                2003).

         *10.1 Quipp, Inc. 1996 Equity Compensation Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001).

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

         *10.4 Change of Control Agreement, dated as of December 23, 2000, among Quipp, Inc., Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
                December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

         *10.5 Change of control agreement dated as of June 25, 2002 among Quipp, Inc., Quipp Systems, Inc. and Michael S Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

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

          32.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

          32.2 Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

             * Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                           QUIPP, INC. AND SUBSIDIARY
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

                                                     (a)
                                     Balance,      Charged                         Balance,
                                    beginning         to              (b)            end
                                     of year       Expenses        Write-offs      of year
                                    ---------      --------        ----------      --------
Year ended December 31, 2003:
   Allowance for doubtful
     accounts                        165,000         64,546            --           229,546

Year ended December 31, 2002:
   Allowance for doubtful
     accounts                        320,000       (154,806)           (194)        165,000

Year ended December 31, 2001:
   Allowance for doubtful
     accounts                        370,000        (18,651)        (31,349)        320,000

(a) Charges to expense result from increases or decreases to our allowance for doubtful accounts due to the assessment of the collectability of customer accounts and the aging of our accounts receivable.

(b) We write-off trade accounts when we have exhausted all reasonable efforts to collect outstanding receivable balances.