Form 10-Q
period 2004-03-31
QUIPP INC
filed 2004-05-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                         ------------    --------------

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

Yes  [ ]                   No  [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at May 5, 2004 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                     3
                    March 31, 2004 and December 31, 2003

                  Unaudited Condensed Consolidated Statements of Operations -           4
                    Three months ended March 31, 2004 and 2003

                  Unaudited Condensed Consolidated Statements of Cash Flows -           5
                    Three months ended March 31, 2004 and 2003

                  Notes to unaudited Condensed Consolidated Financial Statements        6

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                       11

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk             13

         Item 4 - Controls and Procedures                                               13

PART II - OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K                                      14

PART 1 - FINANCIAL INFORMATION
Item 1.  Unaudited Condensed Consolidated Financial Statements

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31, 2004    December 31, 2003
----------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                   $    500,340      $  1,227,665
Securities                                                     7,564,765         8,655,729
Accounts receivable, net                                       3,256,793         2,472,766
Inventories                                                    5,507,165         3,692,386
Deferred tax asset-current                                       666,337           666,337
Prepaid expenses and other receivables                           286,139           239,791
Current portion note receivable                                   32,374           154,565
                                                            ------------------------------
Total current assets                                          17,813,913      $ 17,109,239

Property, plant and equipment, net                             1,765,275         1,765,079
Goodwill and Intangible assets, net                              831,656           871,698
Other assets                                                      45,499            47,179
                                                            ------------------------------
Total assets                                                $ 20,456,343      $ 19,793,195
                                                            ==============================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                           $    100,000      $    100,000
Accounts payable                                               2,305,568         1,324,004
Accrued salaries and wages                                       701,383           491,919
Deferred revenues                                              3,430,653         4,174,113
Other accrued liabilities                                      1,925,210         1,803,652
                                                            ------------------------------
Total current liabilities                                      8,462,814         7,893,688

Long-term debt                                                   450,000           450,000
                                                            ------------------------------

Total liabilities                                              8,912,814         8,343,688

Shareholders' equity:
Common stock - par value $.01 per share, authorized
8,000,000 shares, issued 1,433,025 in 2004 and 2003)              14,330            14,330
Additonal paid-in capital                                         73,693            72,487
Treasury stock, at cost (9,250 shares in 2004 and 2003)         (148,375)         (148,375)
Retained earnings                                             11,600,458        11,509,149
Other comprehensive income                                         3,423             1,916
                                                            ------------------------------

                                                              11,543,529        11,449,507
                                                            ------------------------------

Total liabilities and shareholders' equity                  $ 20,456,343      $ 19,793,195
                                                            ==============================

See accompanying notes to the unaudited condensed consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the three months ended
                                                         March 31, 2004   March 31, 2003
----------------------------------------------------------------------------------------
Net sales                                                 $ 5,641,373      $ 3,305,291
Cost of sales                                              (4,062,239)      (2,350,486)
                                                          ----------------------------

   Gross profit                                             1,579,134          954,805

Operating expenses:
   Selling, general and
     administrative expenses                               (1,334,845)      (1,154,839)
   Research and development                                  (116,578)        (184,085)
                                                          ----------------------------

   Operating profit (loss)                                    127,711         (384,119)

--------------------------------------------------------------------------------------

Other income (expense):
  Miscellaneous income                                             --               --
  Interest income                                              19,999           43,197
  Interest expense                                             (1,616)          (2,077)
                                                          ----------------------------

                                                               18,383           41,120

--------------------------------------------------------------------------------------

Income (loss) before income taxes                             146,094         (342,999)

Income tax (expense) benefit                                  (54,785)         119,350
                                                          ----------------------------

   Net  income (loss)                                     $    91,309      $  (223,649)
                                                          ============================

Per share amounts:

   Basic income per common share                                 0.06            (0.16)
   Diluted income per common share                               0.06            (0.16)

   Basic average number of common
      and common equivalent shares outstanding              1,423,775        1,419,442

   Diluted average number of common
      and common equivalent shares outstanding              1,426,092        1,419,442


See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the three months ended
                                                                             March 31, 2004    March 31, 2003
-------------------------------------------------------------------------------------------------------------
Cash provided by operations:
    Net income (loss)                                                           $    91,309      $  (223,649)

Reconciliation of net income (loss) to net cash provided by operations:

    Depreciation                                                                     67,608           64,332
    Intangible amortization and goodwill impairment                                  40,042           19,499
    Stock-based compensation                                                          1,206           14,777

Changes in operational assets and liabilities net of effect of acquisition:
    Accounts and notes receivable                                                  (661,836)         472,499
    Inventories                                                                  (1,814,779)        (817,410)
    Prepaid and other assets                                                        (44,668)        (174,641)
    Accounts payable and other accrued liabilities                                1,312,586          363,269
    Deferred revenues                                                              (743,460)         (82,136)
                                                                                ----------------------------
Net cash used in operations                                                      (1,751,992)        (363,460)
                                                                                ----------------------------

Cash flow from investing activities:
    Securities purchased                                                           (508,186)      (3,771,300)
    Securities sold                                                               1,600,657        3,112,211
    Capital expenditures                                                            (67,804)         (51,244)
    Purchse of assets from USA Leader, Inc.                                              --         (188,951)
                                                                                ----------------------------
Net cash provided (used in) investing activities                                  1,024,667         (899,284)
                                                                                ----------------------------

Decrease in cash and cash equivalents                                              (727,325)      (1,262,744)

Cash and cash equivalents at beginning of year                                    1,227,665        1,769,545
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of quarter                                     $   500,340      $   506,801
============================================================================================================

Supplemental disclosure of noncash information:
Unrealized loss on securities available for sales, net of taxes                 $    (1,507)     $    (6,341)
Issuance of shares to purchase the assets of USA Leader Inc.                    $        --      $    57,780
Supplemental disclosure of cash payments:
    Interest                                                                    $     1,616      $     2,077
------------------------------------------------------------------------------------------------------------


See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc (the Company). All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of March 31, 2004 and the results of their operations and cash flows for the three months ended March 31, 2004. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES
Inventories at March 31, 2004 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that has been shipped to customers but has not yet been recognized as a sale. The Company will recognize the sales and cost of sales relating to this equipment when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2004 and December 31, 2003 is as follows:

                                           MARCH 31, 2004     December 31, 2003
     --------------------------------------------------------------------------
     Raw materials                             $1,757,836        $1,865,971
     Work in process                            1,540,280         1,153,058
     Finished goods                               157,598           199,466
                                               ----------------------------
     Subtotal                                   3,455,714         3,218,495

     Shipped, not recognized                    2,051,451           473,891
                                               ----------------------------
                                               $5,507,165        $3,692,386
                                               ----------------------------

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

In October 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition," ("SAB No. 104") which was effective as of December 31, 2003. The Company's revenue recognition policies comply with SAB No. 104.

NOTE 4 - INCOME PER SHARE
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending March 31, 2003, the dilutive income per share calculation includes 2,317 common share equivalents resulting from the Company's stock option plan. For the three months ending March 31, 2003, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION
Prior to 2003, the company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's plans vest over periods ranging from three to five years. Options issued in 2004 resulted in a stock-based compensation expense totaling $1,206 for the three months ending March 31, 2004. No options were issued in 2003. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

     --------------------------------------------------------------------------------------
                                                             MARCH 31, 2004  March 31, 2003
     --------------------------------------------------------------------------------------
     Net income (loss) as reported                              $  91,309      ($223,649)
     Deduct total stock-based employee compensation expense
     determined under fair-value-based method for all
     awards, net of tax                                         ($  7,521)     ($ 10,246)

     Pro forma net income (loss)                                $  83,788      ($233,895)

     Income (Loss)  Per Share:
     Basic and diluted income (loss) per share                  $    0.06      ($   0.16)

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating fair value:

                                                              2002
                                                        ----------------
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

As consideration for the asset purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. Also, the Company pays additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the three years following the date of purchase. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash on hand. As of March 31, 2004, total consideration for the asset purchase amounted to $428,916, which includes $26,182 of Additional Consideration.

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of March 31, 2004, if the sum of the $428, 916 total consideration paid as of March 31, 2004 and Additional Consideration that is paid subsequent to that date exceeds the estimated fair value of net tangible assets and intangible assets, such excess amounts will be recorded as goodwill.

The purchase price is allocated as follows:

     Net liabilities                                                 $(112,066)

     Less:      Acquisition costs                                     (216,090)
                Accrued acquisition costs                              (13,765)
                Accrued contingent consideration                       (89,163)
                                                                     ---------
                                                                      (431,084)
     Amortizable Intangible Assets:
                Non-compete Agreement                150,000
                Customer List                         10,000
                Patent                               200,000
                Acquired Technology                  500,000
                                                     -------
                                                                       860,000
                                                                      --------
                                                                       428,916
                                                                      ========

As noted above, $860,000 of the purchase price was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase. Amortization expense charged to income was $28,798 for the period ending March 31, 2004.

Details of the amortizable intangibles follow:

                                           FAIR
    INTANGIBLE ASSET                      VALUE            LIFE
    -------------------------         ----------       ---------
    Customer List                       $10,000         5 Years

    Non-competition agreement           $150,000        5 Years

    Patent                              $200,000        17 Years

    Acquired Technology                 $500,000        7 Years

The unaudited condensed consolidated statement of operations for the period ended March 31, 2004 include the operating results of the purchased assets. The following unaudited pro forma results of operation of the Company for the period ended March 31, 2003 assume the acquisition occurred as of January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the date indicated.

                                                                MARCH 31, 2003
                                                                ---------------
              Net Sales                                           3,614,948

              Net Loss                                             (183,257)

              Basic and diluted loss per common share                 (0.13)

              Basic and diluted average number of
                      common shares outstanding                   1,423,775


NOTE 7 - RECENT PRONOUNCEMENTS

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

In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 ("ARB 51")," which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 ("FIN 46"), which was issued in January 2003. Before concluding that it is appropriate to apply the ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity. As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether Consolidation requirements of FIN 46R apply to those entities. The adoption of FIN 46 did not have an impact on the Company's consolidated financial position and results of operations.

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value based method. The proposed Statement is effective for awards granted, modified, or settled in fiscal years beginning after December 15, 2004, for public entitles that used the fair-value based method of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for recognition or pro forma disclosure purposes. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2003. The proposed Statement should not have an impact on the Company's consolidated financial position, cash flows and results of operations.

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06, "Participating Securities and the Two-Class Method Under FASB Statement No. 128, Earnings Per Share" ("EITF 03-06"). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The Company has evaluated the effect of adopting EITF 03-06 and believes that it will not have an effect on its consolidated financial position, cash flows and results of operations.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------
Net sales in the quarter ending March 31, 2004 were bolstered by the increased order activity in the third and fourth quarter of 2003 and a strong backlog entering into 2004. New order bookings slowed in the first quarter 2004 to $3,773,000 compared to $8,578,000 and $7,908,000 in the third and fourth quarters of 2003. Although we previously disclosed our expectation that incoming orders would weaken in the first quarter 2004, the decline was greater than anticipated. However, general U.S. economic conditions are improving, and many of our newspaper customers have reported increases in advertising revenues during the first three months of 2004. Since historically there has been a correlation between advertising revenue and newspaper capital spending, we are hopeful that our incoming order volume will improve during the remainder of 2004.

RESULTS OF OPERATIONS: The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                    2004              2003
                                                (UNAUDITED)       (Unaudited)
         ---------------------------------------------------------------------

         NET SALES                                 100.0%            100.0%
         GROSS PROFIT                               28.0%             28.9%
         SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                   23.7%             34.9%
         RESEARCH AND DEVELOPMENT                    2.1%              5.6%
         OTHER INCOME, NET                           0.3%              1.2%
         NET INCOME                                  1.6%             (6.8)%

NET SALES for the three months ended March 31, 2004 were $5,641,373, an increase of $2,336,082 (70.7%) compared to net sales of $3,305,291 for the corresponding period in 2003. Improved net sales reflect increased order bookings in the second half of 2003 and a strong backlog entering into 2004.

GROSS PROFIT for the three months ended March 31, 2004 was $1,579,134, an increase of $624,329 (65.4%) as compared to $954,805 for the corresponding period in 2003. Gross profit as a percentage of sales for the three months ended March 31, 2004 decreased to 28.0% compared to 28.9% for the corresponding period in 2003. The decrease in gross profit margin is mainly due to product mix and increased discounts and trade-in allowances, offset in part by the allocation of fixed manufacturing overhead costs over higher production volumes. Some of the increased discounts and trade-in allowances were offered during the economic downturn and, although they related to orders shipped in the first quarter of 2004, quotations for these orders were submitted to customers in the latter part of 2002 and in early 2003.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2004 were $1,334,845, an increase of $180,006 (15.6%) as compared to
$1,154,839 for the corresponding period in 2003. The increase is due primarily to an increase in sales, marketing and intangible amortization costs offset in part by reduced charges to the allowance for doubtful accounts as well as the absence of non-recurring charges we incurred in 2003, as described below.

Our selling and marketing costs increased as we added additional staff to support our new product lines and greater sales volume. In addition, selling and marketing costs reflect higher variable selling expenses such as commissions, and warranty expense. Higher intangible amortization costs relate to the assets acquired from USA Leader, Inc. in March 2003.

During the three months ending March 31, 2003, we incurred higher charges to our allowance for doubtful accounts due to deterioration of the financial condition of one of our distributors. Additionally, in the first quarter of 2003, we incurred non-recurring costs related to the implementation of a shareholder rights plan as well as a special meeting of shareholders held in response to the demand by a shareholder.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 2004 were $116,578, a decrease of $67,507 (37.0%) as compared to $184,085 for the same period in 2003. During the three months ended March 31, 2004, we substantially completed the testing of the Quipp Packman packaging system and initiated a new product development project. For the three months ended March 31, 2003, our research and development resources were dedicated to the development of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the three months ended March 31, 2004 were $18,383 as compared to $41,120 for the corresponding period in 2003. Interest income decreased by $23,179 to $19,999 for the three months ending March 31, 2004 compared to $43,177 for the same period in 2003 due to reduced interest rates on securities available for sale.

GENERAL
Our backlog as of March 31, 2004 was $10,857,000 compared to $12,725,000 at December 31, 2003 and $6,440,000 at March 31, 2003. We expect to ship all items in our backlog during the next twelve months. Orders for the three months ended March 31, 2004 were $3,773,000 compared to orders of $5,064,848 during the three months ending March 31, 2003.

LIQUIDITY
On March 31, 2004, cash and cash equivalents and securities available for sale totaled $8,065,105 as compared to $9,883,394 at December 31, 2003, a decrease of $1,818,289. Working capital on March 31, 2004 was $9,351,099, an increase of $135,548 from $9,215,551 at December 31, 2003. The reduction in cash and cash equivalents and securities available for sale is principally due to the increase in inventory to accommodate scheduled shipments in the first and second quarter of 2004. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

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

Revenue recognition
-------------------
Our revenue recognition policy with regard to equipment sales requiring complex installation services calls for recognition when installation is complete and collection of the resulting accounts receivable is reasonably assured. Because complex installations often require ongoing customer consultation even after a product is installed and is running, management must often make a judgment as to when an installation may be considered complete. We believe that an installation generally is complete when our customers can use the equipment in their daily operations and collection of the resulting accounts receivable is reasonably assured. Nevertheless, there is a degree of subjectivity involved in making this determination, which can affect the timing of recognition of revenues and the related cost of sales.

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

Intangible assets
-----------------
In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of that company's patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is estimated, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the amount of the impairment to selling, general and administrative expenses.

FORWARD LOOKING STATEMENTS
The quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to incoming order volume for the remainder of 2004, shipment of backlog orders and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and engineering and production difficulties.


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

ITEM 4  CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)     Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K

         On March 1, 2004, we furnished a report on Form 8-K providing information responsive to item 12 in connection with a press release, issued on February 27, 2004, announcing earnings for the quarter and year ended December 31, 2003.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     QUIPP, INC.

 Date:  May 13, 2004

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