Form 10-Q
period 2004-06-30
QUIPP INC
filed 2004-08-13
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the quarter ended June 30, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ___________  to _______________

                         Commission file number 0-14870

                                   QUIPP, INC.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                           59-2306191
           -------                                           ----------
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

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 2, 2004 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                          PAGE
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                      3
                    June 30, 2004  and December 31, 2003

                  Unaudited Condensed Consolidated Statements of Income -                4
                    Three and six months ended June 30, 2004 and 2003

                  Unaudited Condensed Consolidated Statements of Cash Flows -            5
                    Six months ended June 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements         6

         Item 2 - Management's Discussion and Analysis of                                10
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk              14

         Item 4 - Controls and Procedures                                                14

PART II - OTHER INFORMATION

         Item 4 -  Submission of Matters to a Vote of Security Holders                   15

         Item 6 - Exhibits                                                               16

                         PART 1 - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30, 2004    DECEMBER 31, 2003
--------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                              $  1,391,156      $  7,490,814
Securities available for sale                                             6,476,230         2,392,580
Accounts receivable, net                                                  4,146,659         2,472,766
Inventories                                                               5,619,103         3,692,386
Deferred tax asset-current                                                  666,337           666,337
Prepaid expenses and other receivables                                      142,440           239,791
Current portion of notes receivable                                              --           154,565
                                                                       ------------      ------------

TOTAL CURRENT ASSETS                                                   $ 18,441,925      $ 17,109,239

Other assets:
Property, plant and equipment, net                                        1,759,160         1,765,079
Goodwill and Intangible assets, net                                         796,408           871,698
Other assets                                                                 43,820            47,179
                                                                       ------------      ------------

                                                                       $ 21,041,313      $ 19,793,195
                                                                       ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                    $    100,000      $    100,000
  Accounts payable                                                        1,837,584         1,324,004
  Accrued salaries & wages                                                  611,557           491,919
  Deferred revenues                                                       4,211,438         4,174,113
  Other accrued liabilities                                               2,156,320         1,803,652
                                                                       ------------      ------------

TOTAL CURRENT LIABILITIES                                                 8,916,899         7,893,688

Long-term debt, excluding current portion                                   450,000           450,000
                                                                       ------------      ------------

TOTAL LIABILITIES                                                         9,366,899         8,343,688

Shareholders' equity:
     Common stock - par value $.01 per share, authorized 8,000,000
        shares, issued 1,433,025 in 2004 and 2003                            14,330            14,330
  Additional paid-in capital                                                 74,899            72,487
  Treasury stock, at cost (9,250 shares in 2004 and 2003)                  (148,375)         (148,375)
  Retained earnings                                                      11,749,963        11,509,149
  Other comprehensive income                                                (16,403)            1,916
                                                                       ------------      ------------

                                                                         11,674,414        11,449,507
                                                                       ------------      ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 21,041,313      $ 19,793,195
                                                                       ============      ============


See accompanying notes to the unaudited condensed consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                     JUNE 30, 2004    JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                     ------------------------------------------------------------------

Net sales                                            $  7,086,461      $  5,023,801      $ 12,727,834      $  8,329,092
Cost of sales                                          (5,254,042)       (3,425,337)       (9,316,281)       (5,775,823)
                                                     ------------------------------------------------------------------

GROSS PROFIT                                            1,832,419         1,598,464         3,411,553         2,553,269
                                                     ------------------------------------------------------------------

Operating expenses:
   Selling, general and  administrative expenses       (1,547,984)       (1,376,660)       (2,882,829)       (2,531,499)
   Research and development                              (230,719)         (178,909)         (347,297)         (362,994)
                                                     ------------------------------------------------------------------

OPERATING  PROFIT (LOSS)                                   53,716            42,895           181,427          (341,224)

-----------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Miscellaneous income                                    80,000            15,019            80,000            15,019
   Interest income                                        108,037            36,356           128,036            79,553
   Interest expense                                        (1,672)           (2,223)           (3,288)           (4,300)
                                                     ------------------------------------------------------------------
                                                          186,365            49,152           204,748            90,272

-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                         240,081            92,047           386,175          (250,952)

Income tax (expense) benefit                              (90,576)          (44,263)         (145,361)           75,087
                                                     ------------------------------------------------------------------

NET  INCOME (LOSS)                                   $    149,505      $     47,784      $    240,814      $   (175,865)

-----------------------------------------------------------------------------------------------------------------------
Per share amounts:

   Basic income (loss) per common share              $       0.11      $       0.03      $       0.17      $      (0.12)
   Diluted  income (loss) per common share           $       0.10      $       0.03      $       0.17      $      (0.12)

  Basic average number of common and
      common equivalent shares outstanding              1,423,775         1,423,775         1,423,775         1,421,620
  Diluted average number of common and
      common equivalent shares outstanding              1,428,060         1,423,775         1,427,076         1,421,620


See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,

                                                                                   2004             2003
-------------------------------------------------------------------------------------------------------------
Cash provided by (used in) operations:
   Net income                                                                   $   240,814      $  (175,865)

Reconciliation of net income to net cash (used in) provided by operations:

   Depreciation                                                                     136,226          130,452
   Intangible amortization and goodwill impairment                                   75,290           67,797
Stock-based compensation                                                              2,412           14,777

Changes in operational assets and liabilities net of effect of acquisition:
   Accounts receivable                                                           (1,673,893)         678,844
   Inventories                                                                   (1,926,717)      (1,236,328)
   Prepaid expenses and other assets                                                100,710               --
Notes Receivable                                                                    154,565               --
   Accounts payable and  other accrued liabilities                                  985,886           61,965
   Deferred revenues                                                                 37,325          865,469
                                                                                ----------------------------

   NET CASH (USED IN) PROVIDED BY OPERATIONS                                     (1,867,382)         407,111
                                                                                ----------------------------

Cash flow from investing activities:
   Securities purchased                                                          (4,491,969)      (5,000,750)
   Securities sold or redeemed                                                      390,000        4,156,696
  Capital expenditures                                                             (130,307)        (113,187)
                                                                                ----------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (4,232,276)        (957,241)
                                                                                ----------------------------


Increase (decrease) in cash and cash equivalents                                 (6,099,658)        (550,130)

Cash and cash equivalents, beginning of the year                                  7,490,814        1,769,545
------------------------------------------------------------------------------------------------------------

Cash and cash equivalents,  end of the quarter                                  $ 1,391,156      $ 1,219,415
============================================================================================================


SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:

   Interest                                                                     $     3,288      $     4,300
============================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of June 30, 2004 and the results of its operations and cash flows for the six months ended June 30, 2004. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that has been shipped to customers for which the sale has not been recognized. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2004 and December 31, 2003 is as follows:

                                              JUNE 30, 2004    DECEMBER 31, 2003
--------------------------------------------------------------------------------

Raw materials                                   $1,753,165         $1,865,971
Work in process                                  1,591,583          1,153,058
Finished goods                                     262,691            199,466
                                                -----------------------------
Subtotal                                         3,607,439          3,218,495
Shipped to customers                             2,011,664            473,891
                                                -----------------------------
Total                                           $5,619,103         $3,692,386
                                                -----------------------------

NOTE 3- REVENUE RECOGNITION

Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from equipment sales requiring basic installation services is recognized at the time of delivery according to contractual terms and is recorded net of discounts and allowances. Revenue from equipment sales requiring complex installation services is recognized when the installation services are complete according to contractual terms and collection of the resulting accounts receivable is reasonably assured and is recorded net of discounts.

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ending June 30, 2004, the dilutive income per share calculation includes 4,285 and 3,319 common share equivalents resulting from the Company's stock option plan. For the three and six months ending June 30, 2003, the exercise of options was not assumed since the effect is antidilutive.


NOTE 5 - STOCK-BASED COMPENSATION

Prior to 2003, the company accounted for stock options granted under its equity compensation plan using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after January 1, 2003. Awards under the company's plans vest over periods ranging from three to five years. Options issued in 2004 resulted in a stock-based compensation expense totaling $2,412 for the six months ending June 30, 2004. No options were issued in 2003. The following table illustrates the effect on net income (loss) and income (loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

----------------------------------------------------------------------------------------
                                                           FOR THE SIX MONTHS ENDED
                                                         JUNE 30, 2004   June 30, 2003
----------------------------------------------------------------------------------------

Net income as reported                                     $ 240,814      ($175,865)

Deduct total stock-based employee compensation expense
determined under fair-value-based method for all
rewards issued prior to
January 1, 2003, net of tax                                $  (7,311)     $ (21,226)

Pro forma net income (loss)                                $ 233,503      $(197,091)

Loss Per Share:
Basic and diluted income (loss) per share                  $    0.16      $   (0.14)

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

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of June 30, 2004, if the sum of the $402,734 total consideration paid as of June 30, 2004 and Additional Consideration that is paid subsequent to that date exceeds the estimated fair value of net tangible assets and intangible assets, such excess amounts will be recorded as goodwill.

The purchase price is allocated as follows:

      Net liabilities                                               $ (112,066)


      Less:      Acquisition costs                                    (277,302)

                 Accrued contingent consideration                      (67,898)
                                                                    ----------
                                                                      (457,266)
      Amortizable Intangible Assets:
                 Non-compete Agreement                150,000
                 Customer List                         10,000
                 Patent                               200,000
                 Acquired Technology                  500,000
                                                   ----------
                                                                      860,000
                                                                    ---------
                                                                      402,734
                                                                    =========

As noted above, $860,000 of the purchase price was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase. Amortization expense charged to income was $57,597 for the period ending June 30, 2004.

Details of the amortizable intangibles follow:

                                          FAIR
    INTANGIBLE ASSET                     VALUE             LIFE
-----------------------------------  -------------  ---------------
    Customer List                      $ 10,000          5 Years

    Non-competition agreement          $150,000          5 Years

    Patent                             $200,000          17 Years

    Acquired Technology                $500,000          7 Years

The unaudited condensed consolidated statement of operations for the period ended June 30, 2004 include the operating results of the purchased assets. The following unaudited pro forma results of operation of the Company for the period ended June 30, 2003 assume the acquisition occurred as of January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the date indicated.

                                                       JUNE 30, 2003
                                                   -------------------
    Net Sales                                           $8,638,749


    Net Loss                                              (132,503)


    Basic and diluted loss per common share                  (0.09)

    Basic and diluted average number of
            common shares outstanding                    1,423,775

NOTE 7 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

NOTE 8 - RECENT PRONOUNCEMENTS

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                                     THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                            JUNE 30,
                                                  2004              2003               2004              2003
                                              (UNAUDITED)       (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
NET SALES                                             100.0%            100.0%             100.0%            100.0%
GROSS PROFIT                                           25.9%             31.8%              26.8%             30.7%
SELLING,    GENERAL   AND    ADMINISTRATIVE
EXPENSES                                               21.8%             27.4%              22.6%             30.4%
RESEARCH AND DEVELOPMENT                                3.3%              3.6%               2.7%              4.4%
OTHER INCOME, NET                                       2.6%              1.0%               1.6%              1.1%
NET INCOME                                              2.1%              1.0%               1.9%            (2.1%)

THREE MONTHS ENDED JUNE 30, 2004
--------------------------------

NET SALES for the three months ended June 30, 2004 were $7,086,461, an increase of $2,062,660 (41.1%) from net sales of $5,023,801 for the corresponding period in 2003. Improved net sales are due mostly to the higher level of order bookings in the second half of 2003 and the resulting strong backlog entering into the second quarter of 2004.

GROSS PROFIT for the three months ended June 30, 2004 was $1,832,419, an increase of $233,955 (14.6%), as compared to $1,598,464 for the corresponding period in 2003. Gross profit as a percentage of sales for the three months ended June 30, 2004 decreased to 25.9% compared to 31.8% for the corresponding period in 2003. The decrease in gross profit margin is mainly due to product mix and the comparatively higher costs associated with larger systems orders. Costs of production and installation with respect to In-Line inserters and waste handling systems exceeded expectations but should decline as our familiarity with these new products increases. Also, we embarked on a redesign of our gripper conveyor to enhance the performance of the product in certain applications. Costs associated with the rework of a recent gripper conveyor installation had an adverse affect on gross profit.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 2004 were $1,547,984, an increase of $171,324 (12.4%) as compared to $1,376,660 for the corresponding period in 2003. The increase is due primarily to higher variable selling and administrative costs and increased marketing efforts, offset in part by the absence of non-recurring charges that were incurred in 2003, as described below.

In the second quarter of 2004, we incurred higher variable selling and administrative costs such as commissions, warranty, and bonus accruals due to improved sales and profits. In addition, our advertising and trade show costs increased to promote our recently introduced In-Line "C" inserting/collating system with poly-wrapping capabilities, In-Line inserter and Packman product lines.

In the second quarter of 2003, we incurred costs related to the implementation of a shareholder rights plan as well as a special meeting of shareholders held in response to the demand by a shareholder.

We expect that our selling, general and administrative expenses will increase in the second half of 2004 and in 2005 due to expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT expenses for the three months ended June 30, 2004 were $230,719, an increase of $51,810 (29.0%) as compared to $178,909 for the same period in 2003. For the three months ended June 30, 2004, we devoted much of our research and development resources to our new In-Line "C" inserting/collating system with poly-wrapping capabilities. The Quipp In-Line "C" is designed to be used in collating or inserting operations and includes poly-wrap bagging capabilities to maintain the integrity of collated or inserted products. The In-Line "C" was recently introduced to customers through trade magazines and mailings, and was featured by the NEXPO trade show. For the same period in 2003, we focused much of our engineering and technical efforts to develop the Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the three months ended June 30, 2004 was $186,365 as compared to $49,152 for the same period in 2003. Our interest income for the three months ended June 30, 2004 increased to $108,037 from $36,356 in 2003 as a result of our collection of the final installment of an outstanding note receivable from an international customer. All prior payments on the note receivable had previously been applied only to the principal balance due to uncertainties regarding collectability of the note. Interest relating to the note was recognized upon receipt of the final installment. Additionally, we received $80,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We received $15,000 of royalty income during the same period in 2003.

SIX MONTHS ENDED JUNE 30, 2004
------------------------------

SALES for the six months ended June 30, 2004 were $12,727,834, an increase of $4,398,742 (52.8%) compared to net sales of $8,329,092 in the same period in 2003. Improved net sales are due mostly to the higher level of order bookings in the second half of 2003 and the resulting strong backlog entering into 2004.

GROSS PROFIT for the six months ended June 30, 2004 was $3,411,553, an increase of $858,284 (33.6%) as compared to $2,553,269 for the corresponding period in 2003. Gross profit as a percentage of sales for the six months ended June 30, 2004 decreased to 26.8% compared to 30.7% for the corresponding period in 2003. The decrease in gross profit margin is mainly due to increased discounts, product mix, and higher costs on larger systems orders, offset in part by the allocation of fixed manufacturing overhead costs over increased production volumes. Certain of the increased discounts resulted from quotations submitted to customers in the latter part of 2002 and in 2003 during the economic downturn and affected some orders shipped in the first quarter of 2004. Additionally, during the six months ended June 30, 2004, costs of production and installation with respect to In-Line inserters and waste handling systems exceeded expectations, and rework costs were incurred to enhance the performance of a recent gripper conveyor installation.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2004 were $2,882,829, an increase of $351,330 (13.9%) as compared to $2,531,499 for the same period in 2003. The increase is due primarily to higher variable selling and administrative costs and increased marketing efforts, offset in part by reduced charges to the allowance for doubtful accounts as well as the absence of non-recurring charges that were incurred in 2003, as described below.

In the second quarter of 2004, we incurred higher variable selling and administrative costs such as commissions, warranty, and bonus accrual due to improved sales and profits. In addition, our advertising and trade show costs increased to promote our recently introduced In-line "C" inserting/collating system with poly-wrapping capabilities, In-Line inserter and Packman product lines.

During the six months ending June 30, 2003, we incurred higher charges to our allowance for doubtful accounts due to deterioration of the financial condition of one of our distributors. Additionally, we incurred costs related to the implementation of a shareholder rights plan as well as a special meeting of shareholders held in response to the demand by a shareholder.

RESEARCH AND DEVELOPMENT expenses for the six months ended June 30, 2004 were $347,297, a decrease of $15,697 (4.3%) as compared to $362,994 for the same period in 2003. For the six months ended June 30, 2004, we devoted much of our research and development resources to our new In-Line "C" inserting/collating system with poly-wrapping capabilities. For the same period in 2003, we focused much of our engineering and technical efforts on the development of the Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the six months ended June 30, 2004 was $204,748 as compared to $90,272 for the same period in 2003. Interest income for the six months ended June 30, 2004 increased to $128,036 from $79,553 mostly due to the collection the final installment of an outstanding note receivable from an international customer offset in part by lower interest rates on our cash and cash equivalents and securities available for sale. All principal and interest payments on the note receivable had previously been applied only to the principal balance due to uncertainties regarding collectability of the note. Interest relating to the note was recognized upon receipt of the final installment. Additionally, we received $80,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We received $15,000 of royalty income during the same period in 2003.

GENERAL
The Company's backlog as of June 30, 2004 was $8,305,000 compared to $12,725,000 at December 31, 2003 and $7,021,000 at June 30, 2003. Orders for the six months ended June 30, 2004 were $8,308,000, compared to orders of $10,635,000 for the same period last year.

LIQUIDITY
On June 30, 2004, cash and cash equivalents and securities available for sale totaled $7,867,386 as compared to $9,883,394 at December 31, 2003, a decrease of $2,016,008. The reduction in cash and cash equivalents and securities available for sale results principally from the need to use funds to increase inventory and carry receivables from the sale of large and complex orders that require a longer period of time to design, manufacture and install. As these systems are installed and accepted by our customers, the Company expects to complete the order cycle by recognizing revenue and cost of sales and collecting the installments that are contractually due upon installation and acceptance. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

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

Intangible assets
-----------------
In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of the acquired patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is not certain, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the impairment to selling, general and administrative expenses.

FORWARD LOOKING STATEMENTS The statements contained in this quarterly report on Form 10-Q, including statements concerning expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations, cost of production and installation with respect to In-Line inserters and waste handling systems, effects of installation and acceptance of large and complex orders, adequacy of available resources to support operations, and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, regulatory developments, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment and installation, cancellation of customer orders, engineering and production difficulties, and extraordinary movements in interest rates.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe we bear no significant risk arising from interest rate fluctuations. We are managing our investment portfolios to increase return on investments, but in order to ensure safety and liquidity, we will only invest in instruments with credit quality and which are traded in a secondary market. The counterparties are major financial institutions and government agencies.

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

PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 25, 2004, we held our annual meeting of shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders voted on the election of two directors, a proposal to amend our Articles of Incorporation to eliminate the classification of the Board of Directors and a proposal to ratify the appointment of KPMG LLP as our independent accountants for 2004.

The voting results at the Annual Meeting were as follows:

1. Election of Directors

          NAME OF NOMINEE                 FOR                      WITHHELD
          ---------------                 ---                      --------

Cristina H. Kepner                     1,345,901                      135

Arthur J. Rawl                         1,344,901                    1,135


The terms of office of Ralph M. Branca, Lawrence J. Gibson, and Michael S. Kady as directors continued after the Annual Meeting.

2. Amendment to Quipp's Articles of Incorporation to eliminate classification of the Board of Directors.
                                                                    BROKER
          FOR                 AGAINST             ABSTAIN          NON-VOTES
          ---                 -------             -------          ---------

       1,343,686               1,010               1,340               0

3. Ratification of the Appointment of KPMG LLP as our independent public accountants for 2004.
                                                                    BROKER
          FOR                 AGAINST             ABSTAIN          NON-VOTES
          ---                 -------             -------          ---------

       1,345,876                   0                 160               0

ITEM 6   EXHIBITS

(a) The following exhibits are filed with this report:

3.1      Articles of Amendment to Articles of Incorporation.

3.2      Articles of Incorporation, as amended.

3.3      Bylaws, as amended.

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

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      QUIPP, INC.

   Date:  August 12, 2004             By: /S/ Michael S. Kady
                                      -----------------------
                                      Michael S. Kady
                                      President and Chief Executive Officer


                                      By: /S/ Eric Bello
                                      -----------------------
                                      Eric Bello
                                      Treasurer (Principal financial
                                      and accounting officer)