Form 10-Q
period 2004-09-30
QUIPP INC
filed 2004-11-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004.
                      ------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Yes [ ]                No [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at November 3, 2004 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                        3
                    September 30, 2004 and December 31, 2003

                  Unaudited Condensed Consolidated Statements of Income -                  4
                    Three and nine months ended September 30, 2004 and 2003

                  Unaudited Condensed Consolidated Statements of Cash Flows -              5
                    Nine months ended September 30, 2004 and 2003

                  Notes to Unaudited Condensed Consolidated Financial Statements           6

         Item 2 - Management's Discussion and Analysis of                                 10
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk               13

         Item 4 - Controls and Procedures                                                 13

PART II - OTHER INFORMATION

         Item 6 - Exhibits                                                                14

PART 1 - FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30, 2004     December 31, 2003
                                                           ------------------     -----------------
ASSETS

Current assets:
Cash and cash equivalents                                     $  1,823,846           $  7,490,814
Securities available for sale                                    5,982,940              2,392,580
Accounts receivable, net                                         2,783,143              2,472,766
Inventories                                                      5,397,706              3,692,386
Deferred tax asset-current                                         666,337                666,337
Prepaid expenses and other receivables                             136,732                239,791
Current portion of notes receivable                                     --                154,565
                                                              ------------           ------------
TOTAL CURRENT ASSETS                                          $ 16,790,704           $ 17,109,239

Other assets:
Property, plant and equipment, net                               1,723,305              1,765,079
Goodwill and Intangible assets, net                                755,371                871,698
Other assets                                                        42,139                 47,179
                                                              ------------           ------------
TOTAL ASSETS                                                  $ 19,311,519           $ 19,793,195
                                                              ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $    100,000           $    100,000
  Accounts payable                                               1,223,084              1,324,004
  Accrued salaries & wages                                         534,964                491,919
  Deferred revenues                                              3,299,469              4,174,113
  Other accrued liabilities                                      2,048,951              1,803,652
                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                        7,206,468              7,893,688

Long-term debt, excluding current portion                          450,000                450,000
                                                              ------------           ------------
TOTAL LIABILITIES                                                7,656,468              8,343,688

Shareholders' equity:
     Common stock - par value $.01 per share,
        authorized 8,000,000 shares,
        issued 1,433,025 in 2004 and 2003                           14,330                 14,330
  Additional paid-in capital                                        77,714                 72,487
  Treasury stock, at cost (9,250 shares in 2004 and 2003)         (148,375)              (148,375)
  Retained earnings                                             11,721,667             11,509,149
  Other comprehensive income                                       (10,285)                 1,916
                                                              ------------           ------------
                                                                11,655,051             11,449,507
                                                              ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 19,311,519           $ 19,793,195
                                                              ============           ============

See accompanying notes to the unaudited condensed consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 2004   September 30, 2003    SEPTEMBER 30, 2004     September 30, 2003
                                            ------------------   ------------------    ------------------     ------------------
Net sales                                     $ 5,168,889           $ 4,815,792           $ 17,896,723           $ 13,144,884
Cost of sales                                  (3,996,560)           (3,534,806)           (13,312,841)            (9,310,629)
                                              -----------           -----------           ------------           ------------
GROSS PROFIT                                    1,172,329             1,280,986              4,583,882              3,834,255
                                              -----------           -----------           ------------           ------------
Operating expenses:
   Selling, general and
     administrative expenses                   (1,181,333)           (1,092,266)            (4,064,162)            (3,623,765)
   Research and development                       (84,097)             (129,496)              (431,394)              (492,490)
                                              -----------           -----------           ------------           ------------
OPERATING PROFIT (LOSS)                           (93,101)               59,224                 88,326               (282,000)
                                              -----------           -----------           ------------           ------------
Other income (expense):
   Miscellaneous income                            20,000                    --                100,000                 15,019
   Interest income                                 30,330                23,554                158,366                103,107
   Interest expense                                (1,689)               (1,750)                (4,977)                (6,050)
                                              -----------           -----------           ------------           ------------
                                                   48,641                21,804                253,389                112,076
                                              -----------           -----------           ------------           ------------
Income (loss) before income taxes                 (44,460)               81,028                341,715               (169,924)
Income tax benefit (expense)                       16,164               (26,330)              (129,197)                48,757
                                              -----------           -----------           ------------           ------------
NET (LOSS) INCOME                             $   (28,296)          $    54,698           $    212,518           $   (121,167)
                                              -----------           -----------           ------------           ------------
Per share amounts:
   Basic income (loss) per common share       $     (0.02)          $      0.04           $       0.15           $      (0.09)
   Diluted  income (loss) per common share    $     (0.02)          $      0.04           $       0.15           $      (0.09)
  Basic average number of common and
      common equivalent shares outstanding      1,423,775             1,423,775              1,423,775              1,422,346
  Diluted average number of common and
      common equivalent shares outstanding      1,423,775             1,423,775              1,426,075              1,422,346

See accompanying notes to the unaudited condensed consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                              2004             2003
                                                           -----------      -----------
Cash provided by (used in) operating activities:
   Net income                                              $   212,518      $  (121,167)

Reconciliation of net income to net cash
(used in) provided by operations:

   Depreciation                                                205,434          197,300
   Intangible amortization and goodwill impairment             116,327          116,096
   Stock-based compensation                                      5,227           14,777

Changes in operational assets and liabilities
  net of effect of acquisition:
   Accounts receivable                                        (310,377)        (749,254)
   Inventories                                              (1,705,320)      (1,424,219)
   Prepaid expenses and other assets                           108,099         (189,634)
   Notes Receivable                                            154,565          267,763
   Accounts payable and  other accrued liabilities             187,425          299,086
   Deferred revenues                                          (874,644)       1,702,486
                                                           -----------      -----------
   NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES      (1,900,746)         113,234
                                                           -----------      -----------
Cash flow from investing activities:
   Securities purchased                                     (4,493,138)      (7,793,930)
   Securities sold or redeemed                                 890,577        7,714,681
   Payments related to asset purchase                               --         (344,954)
   Capital expenditures                                       (163,661)        (159,406)
                                                           -----------      -----------
NET CASH USED IN INVESTING ACTIVITIES                       (3,766,222)        (583,609)
                                                           -----------      -----------
Decrease in cash and cash equivalents                       (5,666,968)        (470,375)

Cash and cash equivalents, beginning of the year             7,490,814        1,769,545
                                                           -----------      -----------

Cash and cash equivalents,  end of the quarter             $ 1,823,846      $ 1,299,170
                                                           ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
   Interest                                                $     4,977      $     6,050
                                                           ===========      ===========

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2003 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of September 30, 2004 and the results of its operations and cash flows for the nine months ended September 30, 2004. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2003 was derived from audited financial statements, but is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment that has been shipped to customers for which the sale has not been recognized. The Company will recognize the sales and cost of sales for this equipment in accordance with its revenue recognition policy (see note 3). Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2004 and December 31, 2003 is as follows:

                          SEPTEMBER 30, 2004   December 31, 2003
                          ------------------   -----------------

Raw materials                 $1,903,107          $1,865,971
Work in process                1,563,871           1,153,058
Finished goods                   188,468             199,466
                              ----------          ----------
Subtotal
Shipped to customers           3,655,446           3,218,495
                               1,742,260             473,891
                              ----------          ----------
Total                         $5,397,706          $3,692,386
                              ----------          ----------

NOTE 3- REVENUE RECOGNITION

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables". Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from equipment sales requiring complex installation services is recognized using the unit of delivery method in accordance with contractual terms and is recorded net of discounts.

NOTE 4 - INCOME (LOSS) PER SHARE

Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the nine months ending September 30, 2004, the dilutive income per share calculation includes 2,300 common share equivalents resulting from the Company's equity compensation plan. For the three months ending September 30, 2004, the exercise of options was not assumed since the effect is antidilutive. For the three and nine months ending September 30, 2003, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION

Prior to 2003, the company accounted for stock options granted under its equity compensation plan using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the company's plans vest over periods ranging from three to five years. Options issued in 2004 resulted in a stock-based compensation expense totaling $5,227 for the nine months ended September 30, 2004. No options were issued in 2003. The following table illustrates the effect on net income (loss) and income
(loss) per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                  FOR THE NINE MONTHS ENDED
                                              SEPT. 30, 2004      Sept. 30, 2003
                                              --------------      --------------

     Net income as reported                      $ 212,518           $(121,167)
     Deduct total stock-based employee
       compensation expense determined under
       fair-value-based method for all
       awards issued prior to
       January 1, 2003, net of tax               $ (19,876)          $ (28,364)

     Pro forma net income (loss)                 $ 192,642           $(149,531)

     Income (Loss) Per Share:
     Basic and diluted income (loss) per share   $    0.14           $   (0.11)

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

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of September 30, 2004, if the sum of the $402,734 total consideration paid as of September 30, 2004 and Additional Consideration that is paid subsequent to that date exceeds the estimated fair value of net tangible assets and intangible assets, such excess amounts will be recorded as goodwill.

The purchase price is allocated as follows:

               Net liabilities                                        $(112,066)

               Less:      Acquisition costs                            (277,302)
                          Accrued contingent consideration              (67,898)
                                                                      ---------
                                                                       (457,266)
               Amortizable Intangible Assets:
                          Non-compete Agreement             150,000
                          Customer List                      10,000
                          Patent                            200,000
                          Acquired Technology               500,000
                                                            -------
                                                                        860,000
                                                                      ---------
                                                                        402,734
                                                                      =========

As noted above, $860,000 of the purchase price was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase. Amortization expense charged to income was $86,395 for the period ending September 30, 2004.

Details of the amortizable intangibles follow:

                                       FAIR
    INTANGIBLE ASSET                  VALUE                LIFE
    ----------------                 --------           --------
    Customer List                    $ 10,000            5 Years
    Non-competition agreement        $150,000            5 Years
    Patent                           $200,000           17 Years
    Acquired Technology              $500,000            7 Years

The unaudited condensed consolidated statement of operations for the period ended September 30, 2004 include the operating results of the purchased assets. The following unaudited pro forma results of operation of the Company for the period ended September 30, 2003 assume the acquisition occurred as of January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the date indicated.

                                                              SEPT. 30, 2003
                                                              --------------
              Net Sales                                        $13,454,541
              Net Loss                                             (75,703)
              Basic and diluted loss per common share                (0.05)
              Basic and diluted average number of
                      common shares outstanding                  1,422,346

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                           SEPTEMBER 30,                       SEPTEMBER 30,
                                      2004              2003               2004              2003
                                  (UNAUDITED)       (Unaudited)        (UNAUDITED)        (Unaudited)
                                  -----------       -----------        -----------        -----------
NET SALES                            100.0%            100.0%             100.0%            100.0%
GROSS PROFIT                          22.7%             26.6%              25.6%             29.2%
SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             22.9%             22.7%              22.7%             27.6%
RESEARCH AND DEVELOPMENT               1.6%              2.7%               2.4%              3.7%
OTHER INCOME, NET                      0.9%              0.5%               1.4%              0.9%
NET INCOME (LOSS)                    (0.5%)              1.1%               1.2%            (0.9%)

THREE MONTHS ENDED SEPTEMBER 30, 2004
-------------------------------------

NET SALES for the three months ended September 30, 2004 were $5,168,889, an increase of $353,097 (7.3%) from net sales of $4,815,792 for the corresponding period in 2003. During the three months ended September 30, 2004 our sales were greater primarily due to the higher volume of orders we received during the last six months of 2003. Some of these orders were long lead-time orders requiring complex installation services that were shipped in prior periods, but revenue relating to these orders was not recognized previously because installation services were not completed.

GROSS PROFIT for the three months ended September 30, 2004 was $1,172,329, a decrease of $108,657 (8.5%), as compared to $1,280,986 for the corresponding period in 2003. Gross profit as a percentage of sales for the three months ended September 30, 2004 decreased to 22.7% compared to 26.6% for the corresponding period in 2003. The decrease in gross profit margin is mainly due to product mix, higher than expected costs related to custom software development and reduced absorption of fixed manufacturing overhead costs related to lower production levels. Production volume was reduced due to the lower incoming order rate in the third quarter of 2004 as compared to 2003. As a result, we implemented a one-week plant shutdown and shortened work-weeks for production personnel. We also closed operations for two days as a result of local hurricane conditions.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2004 were $1,181,333, an increase of $89,067 (8.2%) as compared to $1,092,266 for the corresponding period in 2003. The increase reflects higher variable selling expenses and marketing costs such as commissions from higher net sales. Also, we experienced higher expenses relating to equipment made available to customers on a trial basis, as a greater number of prospective customers are evaluating our recently introduced Quipp Packman packaging system. In addition, selling, general and administrative expenses during the three months ending September 30, 2003 reflect the reduction of our allowance for doubtful accounts due to collection of customer balances that were previously reserved. We expect that our selling, general and administrative expenses will increase in the fourth quarter of 2004 and in 2005 due to expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2004 were $84,097, a decrease of $45,399 (35.1%) as compared to $129,496 for the same period in 2003. For the three months ended September 30, 2004, we devoted much of our research and development resources to redesigning our gripper conveyor to enhance the performance of the product in certain applications. For the same period in 2003, we focused much of our engineering and technical efforts to the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the three months ended September 30, 2004 was $48,641 as compared to $21,804 for the same period in 2003. Our interest income for the three months ended September 30, 2004 increased to $30,330 from $23,554 in 2003 mostly due to higher interest rates on our cash and cash equivalents and securities available for sale. Additionally, we received $20,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We did not receive royalty income during the same period in 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004
------------------------------------

SALES for the nine months ended September 30, 2004 were $17,896,723, an increase of $4,751,839 (36.1%) compared to net sales of $13,144,884 in the same period in 2003. Improved net sales are due mostly to the higher volume of orders booked in the second half of 2003 and the resulting strong backlog entering into 2004.

GROSS PROFIT for the nine months ended September 30, 2004 was $4,583,882, an increase of $749,627 (19.6%) as compared to $3,834,255 for the corresponding period in 2003. Gross profit as a percentage of sales for the nine months ended September 30, 2004 decreased to 25.6% compared to 29.2% for the corresponding period in 2003. The decrease in gross profit as a percentage of sales is due in part to product mix and increased discounts resulting from quotations submitted to customers in the latter part of 2002 and in 2003 during the economic downturn. These discounts were reflected in some orders shipped in the first quarter of 2004. Additionally, our costs to produce and install In-Line inserters and waste handling systems and our custom software development costs on a palletizer system order were greater than expected. We also incurred additional costs to enhance the performance of a previously installed gripper conveyor system.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2004 were $4,064,162, an increase of $440,397 (12.2%) as compared to
$3,623,765 for the same period in 2003. We incurred higher variable selling and administrative costs such as commission and warranty expense due to improved net sales. Our advertising and trade show costs increased to promote our recently introduced In-line "C" inserting/collating system with poly-wrapping capabilities, In-Line inserter and Quipp Packman packaging system product lines. Additionally, we incurred higher test equipment expenses as a greater number of prospective customers are evaluating the Quipp Packman packaging system. The remaining increase in selling, general and administrative costs relate to expenses associated with compliance requirements of the Sarbanes-Oxley Act of 2002.

The increased selling, general and administrative costs for the nine months ending September 30, 2004 was offset in part because selling, general and administrative costs in 2003 included costs related to professional fees associated with the implementation of a shareholder rights plan and a special meeting of shareholders held in response to the demand by a shareholder.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2004 were $431,394, a decrease of $61,096 (12.4%) as compared to $492,490 for the same period in 2003. For the nine months ended September 30, 2004, we devoted much of our research and development resources to our new In-Line "C" inserting/collating system with poly-wrapping capabilities and to the redesign of our gripper conveyor to enhance the performance of the product in certain applications. For the same period in 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the nine months ended September 30, 2004 was $253,389 as compared to $112,076 for the same period in 2003. Interest income for the nine months ended September 30, 2004 increased to $158,366 from $103,107 mostly due to the collection of the final installment of an outstanding note receivable from an international customer. All principal and interest payments on the note receivable had previously been applied only to the principal balance due to uncertainties regarding collectability of the note. Interest relating to the note was recognized upon receipt of the final installment. Additionally, we received $100,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We received $15,000 of royalty income during the same period in 2003.

GENERAL
The Company's backlog as of September 30, 2004 was $7,119,000 compared to $12,725,000 at December 31, 2003 and $10,783,000 at September 30, 2003. In
addition to orders in process at our production facility, our backlog includes orders that have been shipped to customers but, in accordance with our revenue recognition policy, are not yet reflected in net sales (see note 3). Orders shipped to customers and included in our backlog total $2,287,000 as of September 30, 2004. The corresponding balance of orders shipped to customers and included in our backlog was $869,000 as of December 31, 2003 and $1,375,000 as of September 30, 2003. Orders for the nine months ended September 30, 2004 were $12,291,000, compared to orders of $19,213,000 for the same period last year.

LIQUIDITY
On September 30, 2004, cash and cash equivalents and securities available for sale totaled $7,806,786 as compared to $9,883,394 at December 31, 2003, a decrease of $2,076,608. The reduction in cash and cash equivalents and securities available for sale results principally from increased inventory and receivables in connection with the sale of large and complex orders that require an extended period of time for design, manufacture and installation. As these systems are completed, the Company expects to recognize revenue and cost of sales and collect the installments that are contractually due upon installation and acceptance. The Company believes that its remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.


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

FORWARD LOOKING STATEMENTS
The statements contained in this quarterly report on Form 10-Q, including statements concerning increased selling, general and administrative expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations, effects of installation and acceptance of large and complex orders, adequacy of available resources to support operations, and risk of interest rate fluctuations are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, regulatory developments, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment and installation, cancellation of customer orders, engineering and production difficulties, and extraordinary movements in interest rates.

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


                                        QUIPP, INC.

  Date:  November 15, 2004              By: /S/ Michael S. Kady
                                            -------------------
                                        Michael S. Kady
                                        President and Chief Executive Officer


                                        By: /S/ Eric Bello
                                            --------------
                                        Eric Bello
                                        Treasurer (Principal financial and
                                        accounting officer)