Form 10-K
period 2004-12-31
QUIPP INC
filed 2005-03-31
CIK 796577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----   EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004
                          -----------------
                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- ACT OF 1934

For the transition period from                       to
                                ---------------------     ----------------------

                         Commission file number 0-14870

                                   Quipp, Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)

                   Florida                          59-2306191
                   -------                          ----------
         (State or other jurisdiction              (IRS Employer
         of incorporation or organization)       Identification No.)

       4800 NW 157th Street, Miami, Florida            33014
       ------------------------------------            -----
      (Address of principal executive offices)      (Zip code)

Registrant's telephone number, including area code  (305) 623-8700
                                                    --------------

           Securities registered pursuant to Section 12(g) of the Act;
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.
          ----

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). Yes      No   X
                                             ----   ------

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2004 was approximately $21,040,234*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 2005 was 1,423,775.
                       DOCUMENTS INCORPORATED BY REFERENCE

                              Document Incorporated
                              ---------------------

Portions of the Quipp, Inc. Proxy Statement relating to the 2005 Annual Meeting of Shareholders (to be filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

                               Where Incorporated
                               ------------------
                                    Part III
                                    --------

*Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

                                   QUIPP, INC.

                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I
Item 1.      Business ......................................................  3
Item 2.      Properties ....................................................  5
Item 3.      Legal Proceedings .............................................  5
Item 4.      Submission of Matters to a Vote of Security Holders ...........  5

                                     PART II
Item 5.      Market for Registrant's Common Equity and Related
                 Stockholder Matters .......................................  7
Item 6.      Selected Financial Data .......................................  8
Item 7.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .......................  9
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk .... 14
Item 8.      Financial Statements and Supplementary Data.................... 14
Item 9.      Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ....................... 31
Item 9A.     Controls and Procedures ....................................... 31

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant............. 32
Item 11.     Executive Compensation......................................... 32
Item 12.     Security Ownership of Certain Beneficial Owners
                 and Management and Related Stockholder Matters ............ 32
Item 13.     Certain Relationships and Related Transactions................. 32
Item 14.     Principal Accountant Fees and Services......................... 32

                                     PART IV
Item 15.     Exhibits and Financial Statement Schedules..................... 33

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

VIPER BOTTOMWRAPPER - The Quipp Viper applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

PACKMAN PACKAGING SYSTEM - The Quipp Packman packaging system combines a stacker, bottomwrapper, ink-jet printer and a strapping unit into one integrated machine. The Quipp Packman can be used in press and insert applications and can stack, wrap, strap, and provide text messages on each bundle of newspapers at a rate of up to 40 bundles per minute.

IN-LINE INSERTER - The Quipp In-Line inserting system automates the process of inserting sections of newspapers or advertisements into the main section of the newspaper. Our inserting system has been designed to handle inserting requirements primarily for small to medium sized newspaper operations and can insert documents ranging from 3" x 5" cards or coupon books to full broadsheets at a machine speed up to 12,000 copies per hour.

AUTOMATIC CART LOADING SYSTEM - This system loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp's Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader and placed in a truck for delivery to the distribution site.

AUTOMATIC PALLETIZER SYSTEM - The palletizer system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

NEWSPAPER CONVEYOR SYSTEMS - Our conveyor systems, including the Quipp-Gripp III, Quipp Twin-Trak and Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp III uses a series of grippers mounted on an articulating chain to pick up and transport newspapers. Each Quipp-Gripp III gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

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

Our primary market includes newspaper publishers with circulation exceeding 50,000 copies daily. With some newer products, the Quipp In-Line inserter and Quipp Off-Press counter stacker, we have also focused sales and marketing efforts on newspapers with daily circulation under 50,000, and newspapers and commercial printers that print weekly or monthly publications.

Our equipment prices range from $5,000 to $450,000, and post-press systems, which usually include an integration of equipment, software, and controls, can be priced much higher. Equipment and basic system orders normally require a lead-time from six to 13 weeks from order date to installation date. Complex systems may require lead-times of up to 26 weeks.

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

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and our staff of technicians or outside vendors provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2004, 2003 and 2002, spare parts sales accounted for approximately 9%, 10%, and 12% of our net sales revenue, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 9%, 11%, and 6% of total sales in 2004, 2003 and 2002, respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA
                                         2004           2003          2002
         --------------------------------------------------------------------

         United States               $22,517,519    $17,353,571   $15,603,503
         Canada                        1,821,042      1,478,233       342,122
         Latin America                   302,213        400,462        61,866
         Europe                               --        130,681       106,907
         Other                            49,281        157,746       416,080
                                     -----------    -----------   -----------

                                     $24,690,055    $19,520,693   $16,530,478
                                     ===========    ===========   ===========

As of December 31, 2004, our backlog of orders was approximately $8,631,000 as compared to $12,725,000 on December 31, 2003. In addition to orders in process at our production facility, our backlog includes orders that have been shipped to customers but, in accordance with our revenue recognition policy, are not yet reflected in net sales (see note 1). We expect to ship all orders included in our December 31, 2004 backlog within the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Item 7.

For the years ended December 31, 2004, 2003 and 2002, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of our net sales in 2004, respectfully. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of our net sales in 2003, respectively. Newspapers owned by Gannett Co, Inc. accounted for 16% of our net sales in 2002. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

OEM sales accounted for approximately 4.5%, 7.1% and 4.1% of our total sales in 2004, 2003 and 2002, respectively.

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

We believe we have two principal competitors for the newspaper post-press system business in the United States: the post press division of Goss International Corporation, a U.S. company and GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss company. In addition, there are several companies that compete with respect to certain of our products. We have experienced competition on the basis of price with respect to most of our products and anticipate that price competition will continue.

MARKETING
In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale. Advertising costs totaled $71,182, $82,001, and $48,002 in 2004, 2003 and 2002, respectively.

PATENTS AND TRADEMARKS
We hold 35 U.S. and foreign patents, which expire during the period from 2005 to 2021. We have two patents pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" is a registered trademark of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $707,147, $581,121 and $458,387 in 2004, 2003 and 2002 respectively. In 2004, we focused much of our research and development efforts on our new In-Line C inserting/collating system with poly-wrapping capabilities. Additionally, we expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and completed the software for the Quipp Packman packaging system. In 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

EMPLOYEES
As of December 31, 2004, we had 111 full-time employees. None of our employees are represented by a union, and we consider our employee relations to be good.


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


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

      NAME             BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS      AGE
     -----             ----------------------------------------------      ----

MICHAEL S. KADY        Mr. Kady became President and Chief                  55
                       Executive Officer of Quipp, Inc. in February
                       2002 and President of Quipp Systems, Inc. in
                       March 2002. Mr. Kady was President of GMP
                       Metal Products, a manufacturer of components supplied to major original equipment manufacturers in the agricultural equipment, construction machinery and transportation equipment markets, from January 2000 to January 2001. From May 1999 to January 2000,
                       Mr. Kady was a private consultant engaged in strategy development for privately held companies. From May 1996 to May 1999, he was
                       President and Chief Operating Officer of
                       Shuttleworth, Inc., a designer and builder of automated material handling systems and equipment for the electronics, automotive, food and beverage and printing industries.

CHRISTER A. SJOGREN    Mr. Sjogren, Executive Vice President of             62
                       Quipp Systems, Inc. since 1994, has served
                       Quipp or Quipp Systems in various capacities since 1983. He is currently responsible for our research and development activities.

DAVID SWITALSKI        Mr. Switalski, Vice President of Operations          45
                       of Quipp Systems, Inc. since July 2000, has served Quipp or Quipp Systems in various capacities since 1984. He is currently responsible for production, electrical and mechanical engineering and information systems.

ANGEL ARRABAL          Mr. Arrabal, Vice President of Sales of Quipp        45
                       Systems, Inc since 1997, has served Quipp or Quipp Systems in various capacities since 1986.
                       He is currently responsible for worldwide sales and marketing.

ERIC BELLO             Mr. Bello, Director of Finance and Treasurer         41
                       of Quipp, Inc. since February 2002 and Vice
                       President of Finance and CFO of Quipp
                       Systems, Inc. since February 2005, has
                       served Quipp or Quipp Systems, Inc. in
                       various capacities since 1999. Prior to
                       joining Quipp, he served as Corporate
                       Controller of Med-Waste, Inc., a company involved in medical waste management from February 1999 to October 1999; Controller of
                       Nature's Products, Inc., a vitamin
                       manufacturer; and Controller of the U.S.
                       Division of Althin Medical, Inc., a medical device manufacturer. Mr. Bello, who is a Certified Public Accountant, also was on the auditing staff of KPMG Peat Marwick (now
                       KPMG LLP).

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
--------------------------------------------------------------------------
MATTERS
-------

Our Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol, "QUIP." The following table sets forth the high and low sales prices of our Common Stock as reported by Nasdaq for each calendar quarter in 2004 and 2003:

         ---------------------------------------------------------------------
                                               2004                 2003
                                         HIGH        LOW       High       Low
         ---------------------------------------------------------------------
         FIRST QUARTER                  $19.49     $11.50     $12.75     $9.26
         SECOND QUARTER                  16.00      13.88      10.93      9.00
         THIRD QUARTER                   14.97      13.04      13.36     10.25
         FOURTH QUARTER                  14.00      12.45      12.91     11.00
         -----------------------------------------------------------------------


We did not pay any dividends in 2004 or 2003.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2004 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                2004          2003           2002           2001           2000
---------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATION INFORMATION:
Net sales                                                 $24,690        $19,521        $16,530        $21,669        $35,352
  Gross profit                                              6,437          5,579          4,133          5,250         13,219
  Selling, general and administrative expenses              5,271          4,832          4,143          5,061          5,623
  Research and development                                    707            581            458            379            670
  Operating profit (loss)                                     459            166          (469)          (191)          6,926
  Other income (expense), net                                 307            141            289            461            793
---------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                           486            201           (106)           190          5,013
---------------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
  Net income (loss) per share (basic)                         .34            .14           (.07)           .12           2.65
  Net income (loss) per share (diluted)                       .34            .14           (.07)           .11           2.57
  Book value per share                                       8.38           8.04           7.91           8.00          11.28
  Market price per share (unaudited) - high                 19.49          13.36          15.10          26.44          26.06
                                     - low                  11.50           9.00           8.25          12.31          14.50
---------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
  Current assets                                          $18,441        $17,109        $14,723        $15,029        $28,970
  Total assets                                             20,901         19,793         16,902         17,839         31,477
  Current liabilities                                       8,623          7,894          5,139          5,854          9,381
  Long-term liabilities                                       350            450            550            650            750
  Shareholders' equity                                     11,928         11,450         11,212         11,336         21,345
Weighted average number of equivalent
shares outstanding                                      1,425,497      1,422,707      1,417,682      1,658,296      1,948,956

---------------------------------------------------------------------------------------------------------------------------------

In May 2001, we purchased 550,000 shares of our common stock for $11,000,000 in a modified "Dutch auction" tender offer. We also incurred $461,136 in related fees and expenses. The reduction in shareholders' equity in 2001 reflects this transaction.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

OVERVIEW
--------

NEWSPAPER INDUSTRY CONSIDERATIONS
Our financial performance reflects, to a meaningful extent, conditions in the newspaper industry. We believe that our customers' spending for capital investment, and therefore, demand for our equipment, are affected by fluctuations in advertising revenue and newsprint cost. Specifically, we believe the growth in our business is somewhat reflective of the growth in newspaper advertising revenues, offset by any increases in newsprint costs. Similarly, we believe that a decline in advertising revenues generally will adversely affect capital equipment spending by newspapers and, as a result, will adversely affect our financial performance. On a longer-term basis, we believe that capital investment patterns have been, and will continue to be, affected by reduction in newspaper circulation and industry consolidation. According to published reports, newspaper circulation in the United States has decreased by an average of approximately 1% each year from 1987 to 2003. With news and other information immediately available on competing media such as television, radio and the Internet, we anticipate that this circulation trend will continue. While reduced circulation could negatively affect demand for our products, we believe the consolidation of newspaper ownership in recent years has had a positive impact on our business. In many cases, when large newspaper and media groups have acquired small newspapers and newspaper chains, the acquiring groups centralize the production and distribution of multiple newspapers located in a geographic area to one or a few sites. The operation of centralized production and distribution facilities typically require the purchase of additional automated equipment. Therefore, consolidation could enhance demand for our products.

Based on published financial reports and discussions with our customers, we believe that major newspaper chains generally derive over 70% of their revenues from advertising. Preliminary statistics obtained from the Newspaper Association of America (NAA) indicate that newspaper advertising revenue increased 3.9% in 2004 compared to 2003. This increase is lower than historical levels. Additionally, recent estimates by NAA and other published reports by analysts indicate an expectation that the trend of lower than historical increases in advertising revenue will continue into 2005, mostly due to competition for advertising dollars by other media and reports of newspaper circulation misstatements.

Based on public filings of financial reports of many newspaper chains, newsprint represents a significant operating expense for newspaper publishers. According to published reports, newsprint prices increased approximately 10% in 2004 with an expected similar increase in 2005. We believe that the higher newsprint pricing trends may have an adverse effect on capital spending demands of newspaper publishers in 2005.

Our 2004 booked orders totaled $19,913,000 compared to $27,121,000 in 2003. We believe that the larger volume of orders received in 2003 reflected pent-up demand by newspaper publishers, who deferred capital spending during the prior two-year period due to adverse economic conditions affecting the newspaper industry. Furthermore, we believe our 2004 order levels reflect current advertising revenue growth trends in the newspaper industry.

We do not believe that we will be able to maintain the rate of growth in net sales that we experienced in the last two years solely through our current product line. Therefore, we will be seeking to identify and effect strategic acquisitions that can enhance our position in the newspaper post-press market or provide reasonable modest diversification. We cannot assure, however, that we will be successful identifying and completing such acquisitions.

EFFECT OF CONTRACT TERMS ON CASH GENERATION, REVENUE RECOGNITION
Most of our sales are made on a contract basis. A typical sales contract requires a customer to pay for its purchase in installments as follows: 30% due at the time of the order; 30% due 60 days prior to shipment; 30% due 30 days prior to shipment; 5% due upon installation and 5% due upon acceptance. Contract payment terms vary for some orders and may be based on achieving agreed upon milestones. While cash is collected throughout the order process, revenue is recognized only when all significant contract obligations are satisfied and collection of outstanding receivables are reasonably assured in accordance with our revenue recognition policy (see note 1).

We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the time required to complete installation and the receipt of new orders. Our backlog, as of December 31, 2004 and December 31, 2003, was $8,631,000 and $12,725,000, respectively. We expect to ship all orders in our December 31, 2004 backlog within 12 months.

RESULTS OF OPERATIONS
2004 vs. 2003

NET SALES
Net sales for 2004 were $24,690,055, an increase of $5,169,362 (26.5%) from 2003 net sales of $19,520,693. Most of the increase is due to higher sales volume of core products including stackers, bottomwrappers and conveyor equipment. The greater net sales are due mostly to the higher volume of orders booked in the second half of 2003 and the resulting strong backlog entering into 2004. Additionally, in 2004 we recognized net sales of approximately $1,245,000 from our recently introduced Quipp Packman packaging system. Sales to foreign customers were $2,172,536 in 2004 compared to $2,167,122 in 2003. Most of our foreign sales presently are made to newspapers in Canada where equipment specifications are similar to those in the U.S. Sales to foreign customers fluctuate from year to year as opportunities to sell our equipment outside the United States arise.

GROSS PROFIT
Gross profit for 2004 was $6,436,962, an increase of $858,095 (15.4%) from gross profit of $5,578,867 for the corresponding period in 2003. As a percentage of net sales, gross profit decreased to 26.1% in 2004 from 28.6% in 2003. The decrease in gross profit margin as a percentage of sales is mainly due to the production and installation of complex systems. In general, we expected margins to be lower on these projects due to competitive pricing pressures, system complexity and additional customization requirements. Nevertheless, we incurred higher than expected costs on complex systems, including custom software development costs for systems integration; additional production and installation costs on newer products for which we had limited experience, including an In-Line inserter system and waste handling systems; and rework costs for a gripper conveyor system that was subsequently returned by the customer. Our gripper conveyor has been redesigned to enhance its performance in certain applications. Costs related to the redesign of the gripper conveyor were charged to research and development.

Additionally, as a result of slow incoming orders during the third quarter in 2004, our overhead absorption was negatively affected by a one-week plant shutdown and shortened work-weeks for production personnel, coupled with a shutdown for two days due to hurricane conditions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for 2004 were $5,271,015, an increase of $439,496 (9.1%) as compared to $4,831,519 for 2003. We incurred higher variable selling and administrative costs such as commission and warranty expense due to improved net sales. Additionally, we incurred higher test equipment expenses due to a greater number of prospective customers evaluating our equipment as we recently introduced the Quipp Packman packaging system. Also, we incurred an increase in selling, general and administrative costs from expenses associated with compliance requirements of the Sarbanes-Oxley Act of 2002.

Selling, general and administrative costs in 2003 included costs related to professional fees associated with the implementation of a shareholder rights plan and a special meeting of shareholders held in response to the demand of a shareholder.

We expect that our selling, general and administrative expenses will increase in 2005 due to expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. Because we are not an "accelerated filer" for purposes of SEC regulations, we will be required to comply with provisions of the Sarbanes-Oxley Act of 2002 relating to management's assessment of internal control over financial reporting and an audit of internal control over financial reporting in connection with our financial statements for the year ended December 31, 2006. We have retained and are working with consultants to assist us in our compliance efforts.

RESEARCH AND DEVELOPMENT
Research and development expenses for 2004 were $707,147, an increase of $126,026 (21.7%) as compared to $581,121 in 2003. In 2004, we devoted much of our research and development resources to our new In-Line "C" inserting/collating system with poly-wrapping capabilities. In addition, we expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and we completed the software for the Quipp Packman packaging system. For the same period in 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET)
Other income and expense (net) in 2004 was $306,778 as compared to $140,591 for the same period in 2003. Interest income increased to $194,953 from $133,332 mostly due to the collection of the final installment of an outstanding note receivable from an international customer. All principal and interest payments on the note receivable had previously been applied only to the principal balance due to uncertainties regarding collectability of the note. Interest relating to the note was recognized upon receipt of the final installment. Additionally, we received $120,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We received $15,000 of royalty income during the same period in 2003.


RESULTS OF OPERATIONS
2003 vs. 2002

NET SALES
Net sales for 2003 were $19,520,693, an increase of $2,990,215 (18.1%) from 2002 net sales of $16,530,478. We believe that our newspaper customers curtailed post-press capital equipment purchases in 2002 due to a decline in advertising revenue during 2001 and the first half of 2002. Published reports indicate that advertising revenues for newspapers have increased modestly beginning in the second half of 2002 and through 2003; we believe that our 2003 sales reflect this growth. In addition, we recognized sales totaling $948,959 from our new inserter product line obtained through the acquisition of assets from USA Leader, Inc.

GROSS PROFIT
Gross profit for 2003 was $5,578,867, an increase of $1,446,132 (35.0%) from gross profit of $4,132,735 for the corresponding period in 2002. As a percentage of net sales, gross profit increased to 28.6% in 2003 from 25.0% in 2002. The improvement of gross profit as a percentage of sales was due in part to the allocation of fixed manufacturing overhead costs to a greater volume of production and shipments. Additionally, we incurred lower production and installation cost overruns in 2003 than in 2002. During the first six months of 2002, we generated higher than expected costs from the production and installation on some larger custom orders.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for 2003 were $4,831,519, an increase of $688,138 (16.6%) as compared to $4,143,381 for 2002. The increase was due primarily to changes in the allowance for doubtful accounts, incurrence of non-recurring costs, and increase in selling, marketing and amortization costs. We increased our allowance for doubtful accounts by $64,000 in 2003, in contrast to a $155,000 reduction in allowance for doubtful accounts for the corresponding period in 2002. The 2003 net increase in our allowance for doubtful accounts was due to the deterioration of the financial condition of one of our customers, offset in part by collection of old accounts receivable balances that were previously reserved. The reduction in the accounts receivable reserve in 2002 resulted from our collecting customer receivable balances that were previously reserved. Non-recurring costs of approximately $160,000 related to a special meeting of shareholders held in response to the demand by a shareholder and professional fees associated with the implementation of a shareholder rights plan. The remaining increase in selling, general and administrative costs relate to marketing costs for our recently introduced In-Line and Packman product lines, amortization expense relating to identifiable intangible assets from USA Leader acquisition and higher variable selling expenses.

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

LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, our cash generation has been more than sufficient to support our operations. While our cash, cash equivalents and securities available for sale decreased by $1,144,187 at December 31, 2004 compared to the same date in the previous year, much of the decrease relates to increased inventory and receivables related to progress billings in connection with the sale of a large and complex order that required an extended period of time to design, manufacture and install. Accordingly, we expect our balance of cash, cash equivalents and securities available for sale to improve when we recognize revenue and cost of sales and collect the receivables that are contractually due upon system start-up and acceptance.

On March 25, 2005, we entered into a $3,000,000 line of credit arrangement. Interest is payable monthly at a rate equal to the One-Month LIBOR rate plus 2.4%. Collateral on the line of credit includes all accounts receivable, inventory, intangibles and contract rights as well as securities with value of no less than $1,000,000. As of the date of this report, we have not drawn on the line of credit .

Our long-term debt consists solely of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2004, the balance due on the bonds was $450,000, of which $100,000 is classified as a current liability on our balance sheet. During 2004, the bonds bore interest at an average rate of 1.6%.

The following table provides information relating to certain of our material contractual obligations at December 31, 2004.

                             PAYMENTS DUE BY PERIOD
                             ----------------------

--------------------------------------------------------------------------------------------------------
                                               LESS THAN 1                                  MORE THAN 5
CONTRACTUAL OBLIGATIONS             TOTAL          YEAR        1-3 YEARS     4-5 YEARS          YEARS
--------------------------------------------------------------------------------------------------------
Purchase Commitments               $353,116      $353,116      $      0       $      0         $    0
Industrial Revenue Bonds           $450,000      $100,000      $200,000       $150,000         $    0
--------------------------------------------------------------------------------------------------------

On December 31, 2004, cash, cash equivalents and securities available for sale totaled $8,739,207, as compared to $9,883,394 at December 31, 2003. The reduction in cash and cash equivalents and securities available for sale resulted principally from increased inventory and receivables in connection with the sale of a large and complex order that required an extended period of time to design, manufacture and install. As this system is completed, the Company expects to recognize revenue and cost of sales and collect the receivables that are contractually due upon system start-up and acceptance. Also, our receivables increased as a high volume of fourth quarter shipments occurred during the last 30 days of the year.

Working capital at December 31, 2004 was $9,817,803 an increase of $602,252 from $9,215,551 at December 31, 2003. The improved working capital is due mostly to net income generated in 2004.

As noted in the "Overview" section above, we may effect strategic acquisitions to enhance our position in the newspaper post-press market or provide reasonable market diversification. If any acquisition is effected, it may require a significant cash investment, Nevertheless, we believe that our cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.


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

Revenue recognition
-------------------

Revenue from contracts that include multiple element arrangements, such as a sale of standard equipment and basic installation services, is recognized as each element is earned based on the relative fair value of each element. Revenue on standard equipment is recognized upon delivery in accordance with contractual terms, net of discounts. The fair value of installation services is deferred until the installation is completed. Management reviews objective evidence such as prices charged when each element is sold separately and selling prices on similar elements sold by competitors in making judgment as to the fair value for each element of the contract.

Revenue from long-term complex system arrangements, such as a sale of complex equipment, controls and software, is recognized using the percentage of completion method of accounting. Revenue recognition is measured by units delivered. On such contracts, management makes judgments regarding costs and profitability estimates measuring progress toward completion. These judgments are subject to some degree of uncertainty, and unanticipated efforts necessary to complete a complex system could adversely affect operating results in future periods.

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

Intangible assets
-----------------

In connection with our acquisition of certain assets of USA Leader, Inc., we estimated the value of that company's patent, other technology and customer list, as well as non-competition agreements we obtained as a part of this transaction. Because the value of these assets is not certain, there was a degree of subjectivity in allocating fair value to the assets. The determination of fair value of the assets can have an impact on depreciation and amortization expense, because the useful lives of such assets vary from 5 years to 17 years. Moreover, in the event that the value of such assets are deemed to be impaired in the future, we would be required to charge the amount of the impairment to selling, general and administrative expenses.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 17 in the Notes to Consolidated Financial Statements for recent accounting pronouncements.

FORWARD LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders; the effect of changes in newspaper advertising revenue and newsprint costs on orders for our products; newspaper circulation trends; the effect of decreasing circulation and newspaper industry consolidation on demand for our products; anticipated improvements in cash, cash equivalents and securities available for sale; collection of receivables relating to a large and complex order; cash investment in strategic acquisitions; and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry; acceleration of the decline in newspaper circulation; capital spending reductions by newspaper publishers; demand and market acceptance for new and existing products; the impact of competitive products and pricing; delays in shipment; cancellation of customer orders; engineering and production difficulties; unanticipated customer demand for additional work in connection with large and complex orders; payment delays; and specific terms of strategic acquisitions (if any are effected),



ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       PAGE
-----------------------------------------------------                      ----

Report of Independent Registered Public Accounting Firm                     15

Financial Statements:

    Consolidated Balance Sheets as of December 31, 2004 and 2003            16

    Consolidated Statements of Operations for each of the years in
        the three-year period ended December 31, 2004                       17

    Consolidated Statements of Shareholders' Equity for each of the
        years in the three-year period ended December 31, 2004              18

    Consolidated Statements of Cash Flows for each of the years in
        the three-year period ended December 31, 2004                       19

    Notes to Consolidated Financial Statements.                             20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
-------------------------------------------------------

To the Board of Directors of Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp Inc. and subsidiary (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



/ s / KPMG LLP
Miami, Florida
March 28, 2005

                           QUIPP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                                                2004            2003
                                                                            ------------    ------------
         ASSETS
         Current assets:
             Cash and cash equivalents                                      $  5,762,511    $  7,490,814
             Securities available for sale                                     2,976,696       2,392,580
             Accounts receivable, net                                          4,092,548       2,472,766
             Inventories                                                       4,876,677       3,692,386
             Current deferred tax asset                                          531,589         666,337
             Prepaid expenses and other current assets                           200,570         239,791
             Current portion of notes receivable                                      --         154,565
                                                                            ------------    ------------
         TOTAL CURRENT ASSETS                                                 18,440,591      17,109,239

         Property, plant and equipment, net                                    1,693,504       1,765,079
         Intangible assets, net                                                  658,412         773,605
         Goodwill                                                                 68,161          98,093
         Other assets                                                             40,459          47,179
                                                                            ------------    ------------
         TOTAL ASSETS                                                       $ 20,901,127    $ 19,793,195
                                                                            ============    ============
         LIABILITIES AND SHAREHOLDERS' EQUITY
         Current liabilities:
            Current portion of long-term debt                               $    100,000    $    100,000
            Accounts payable                                                   1,260,650       1,324,004
            Accrued salaries and wages                                           603,617         491,919
            Deferred revenues                                                  4,633,632       4,174,113
            Current tax liability                                                153,828          14,768
            Other accrued liabilities                                          1,871,061       1,788,884
                                                                            ------------    ------------
         TOTAL CURRENT LIABILITIES                                             8,622,788       7,893,688

         Long-term debt, net of current portion                                  350,000         450,000
                                                                            ------------    ------------
         TOTAL LIABILITIES                                                     8,972,788       8,343,688

         Commitments and Contingencies (Note 16)

         Shareholders' Equity:
            Common stock - par value $.01 per share, authorized 8,000,000 shares, issued 1,433,025 and 1,433,025 shares in 2004
              and 2003, respectively)                                             14,330          14,330
           Paid-in capital                                                        83,825          72,487
           Treasury Stock, at cost                                              (148,375)       (148,375)
           Retained earnings                                                  11,994,935      11,509,149
           Other comprehensive income                                            (16,376)          1,916
                                                                            ------------    ------------

                                                                              11,928,339      11,449,507
                                                                            ------------    ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 20,901,127    $ 19,793,195
                                                                            ============    ============

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                               2004            2003            2002
                                                           ------------    ------------    ------------

         Net sales                                         $ 24,690,055    $ 19,520,693    $ 16,530,478
         Cost of sales                                      (18,253,093)    (13,941,826)    (12,397,743)
                                                           ------------    ------------    ------------
         GROSS PROFIT                                         6,436,962       5,578,867       4,132,735
                                                           ------------    ------------    ------------
         Operating expenses:
            Selling, general and administrative expenses     (5,271,015)     (4,831,519)     (4,143,381)
            Research and development                           (707,147)       (581,121)       (458,387)
                                                           ------------    ------------    ------------
         OPERATING  PROFIT (LOSS)                               458,800         166,227        (469,033)

         ----------------------------------------------------------------------------------------------

         Other income (expense):
            Miscellaneous income (expense)                      120,000          15,019         100,864
            Interest income                                     194,953         133,332         199,789
            Interest expense                                     (8,175)         (7,760)        (11,691)
                                                           ------------    ------------    ------------

                                                                306,778         140,591         288,962

         ----------------------------------------------------------------------------------------------

         INCOME (LOSS) BEFORE INCOME TAXES                      765,578         306,818        (180,071)

         Income tax (expense) benefit                          (279,792)       (105,624)         73,848
                                                           ------------    ------------    ------------
         NET INCOME (LOSS)                                 $    485,786    $    201,194    $   (106,223)
                                                           ------------    ------------    ------------



         OTHER COMPREHENSIVE INCOME, NET OF TAXES:
         Unrealized (loss) on securities held for sale          (18,292)        (36,689)        (16,863)
                                                           ------------    ------------    ------------
         Comprehensive income (loss)                       $    467,494    $    164,505    $   (123,086)
                                                           ------------    ------------    ------------

         ----------------------------------------------------------------------------------------------
         PER SHARE AMOUNTS:

            Basic income per common share                         $0.34           $0.14          ($0.07)
            Diluted income per common share                       $0.34           $0.14          ($0.07)

         Basic average number common shares                   1,423,775       1,422,707       1,417,682
              Outstanding

         Diluted average number of common and
            common equivalent shares outstanding              1,425,497       1,422,707       1,417,682
=======================================================================================================

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                        ADDITIONAL                                        OTHER          TOTAL
                                      COMMON STOCK        PAID-IN      RETAINED     TREASURY STOCK    COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL      EARNINGS    SHARES    AMOUNT    INCOME (LOSS)     EQUITY
Balances on
         January 1, 2002          1,426,025    14,260         --    11,414,178      9,250   (148,375)      55,468       11,335,531
Net loss                                                              (106,223)                                           (106,223)
Unrealized loss on securities
   held for sale                                                                                          (16,863)         (16,863)
------------------------------------------------------------------------------------------------------------------------------------

Balances on
         January 1, 2003          1,426,025    14,260         --    11,307,955      9,250   (148,375)      38,605       11,212,445

Net income                                                             201,194                                             201,194
Issuance of shares to employees       1,000        10     14,767                                                            14,777

Unrealized loss on securities
  held for sale                                                                                           (36,689)         (36,689)

Issuance of shares to purchase
  certain assets of USA Leader,
  Inc.                                6,000        60     57,720                                                            57,780

 Balances on
          December 31, 2003       1,433,025    14,330     72,487    11,509,149      9,250   (148,375)       1,916       11,449,507
-----------------------------------------------------------------------------------------------------------------------------------

Net income                                                             485,786                                             485,786

Stock based compensation                                  11,338                                                            11,338

Unrealized loss on securities held
  for sale                                                                                                (18,292)         (18,292)
-----------------------------------------------------------------------------------------------------------------------------------

Balances on
        December 31, 2004
                                  1,433,025    14,330     83,825    11,994,935      9,250   (148,375)     (16,376)      11,928,339
                                  =========   =======    =======   ===========     ======  =========     ========      =============

See accompanying notes to the consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2004, 2003 AND 2002

                                                                        2004            2003          2002
                                                                     -----------    -----------     ----------
Cash provided by operations:
   Net income (loss)                                                 $   485,786    $   201,194      ($106,223)
                                                                     -----------    -----------     ----------
Reconciliation of net income (loss) to net cash (used) provided by operations:

Deferred income taxes                                                    134,748         58,021        113,090
Depreciation                                                             271,063        263,922        268,807
Intangible amortization                                                  115,193         86,395             --
Goodwill Impairment                                                       29,932         76,729        137,379
Stock-based compensation                                                  11,338         14,777             --
Charged to bad debt expense                                              117,990         64,546       (154,806)

Changes in operational assets and liabilities net of effect of acquisition:
Accounts receivable                                                   (1,737,772)       335,305        664,294
Inventories                                                           (1,184,291)    (1,602,283)       535,831
Prepaid expenses and other assets                                         45,941        114,516         29,544
Notes receivable                                                         154,565        267,763        294,494
Accounts payable and other accrued liabilities                           130,521        291,265       (519,817)
Deferred revenues                                                        459,519      1,797,082       (194,320)
Income taxes payable                                                     139,060         14,768             --
                                                                     -----------------------------------------
NET CASH (USED IN) PROVIDED BY OPERATIONS                               (826,407)     1,984,000      1,068,273
                                                                     -----------------------------------------

Cash flows from investing activities:
Securities purchased                                                    (991,880)    (1,999,940)    (7,706,378)
Securities sold                                                          389,472      6,427,198      6,956,228
Capital expenditures                                                    (199,488)      (245,035)       (76,515)
Purchase of assets from USA Leader, Inc.                                      --       (344,954)            --
                                                                     -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                     (801,896)     3,837,269       (826,665)
                                                                     -----------    -----------    -----------

Cash flows from financing activities:
Repayment of debt                                                       (100,000)      (100,000)      (100,000)
                                                                     -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                   (100,000)      (100,000)      (100,000)
                                                                     -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents                      (1,728,303)     5,721,269        141,608

Cash and cash equivalents, beginning of year                           7,490,814      1,769,545      1,627,937
                                                                     -----------    -----------    -----------

Cash and cash equivalents, end of year                               $ 5,762,511    $ 7,490,814    $ 1,769,545
                                                                     ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Issuance of shares to purchase assets of USA Leader, Inc.                     --        $57,780             --
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest                                                                  $8,175         $7,760        $11,691
Income Taxes                                                              $5,984        $10,270         $1,931
                                                                     ===========    ===========    ===========

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

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $168,000 and $230,000 for 2004 and 2003, respectively.

REVENUE RECOGNITION - Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables". Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses on such contracts are recognized immediately. The Company had one contract accounted for under SOP 81-1 as of December 31, 2004.

The Company deferred sales totaling $2,155,199 and $869,028 at December 31, 2004 and 2003, respectively, for products that shipped but require complex installation services. Pending the completion of installation or collection of the outstanding receivable, the $2,155,199 and $869,028 balances are included in our balance sheet as deferred revenue. The related cost of these products is included in inventory.

INVENTORIES - Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method. Inventories determined not likely to be sold during the product lifecycle are written down to fair value based on the Company's experience recovering value from similar products.

GOODWILL AND INTANGIBLE ASSETS - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with SFAS No. 142. The Company evaluates goodwill impairment every quarter, calculating fair value of the reporting unit by estimating future cash flows. If the fair value of the reporting unit is less than the carrying amount of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

WARRANTY RESERVE - Warranty reserves are calculated based on the Company's previous experience with customers' claims arising from the sale of merchandise. The reserve is computed at a percentage of contract revenue and is adjusted for warranty requirements on specific projects. Additions to this reserve are charged to selling expense. Warranty reserve is included in other accrued liabilities.

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

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves and inventory reserves. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS - The Company adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 2002. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." There was no impairment of long-lived assets in 2004 and 2003.

COMPREHENSIVE INCOME (LOSS) - The Company had unrealized (losses) gains on securities available for sale totaling $(16,376) and $1,916 at December 31, 2004 and 2003, respectively.

SEGMENT REPORTING - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" applies a "management approach" in which the internal reporting that is used by management for making operational decisions and evaluating performance is the source for the Company's segment reporting. The Company operates in one segment for management reporting purposes.

STOCK-BASED COMPENSATION - Prior to 2003, the company accounted for the grant of stock options under its 1996 Equity Compensation Plan using the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost related to stock options is reflected in 2003 net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified or settled after January 1, 2003. Awards under the company's 1996 Equity Compensation Plan vest over periods ranging from three to five years. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                      2004         2003         2002
                                                                                    --------     --------     --------
Net  income (loss) as reported                                                      $485,786     $201,194     ($106,223)
Deduct total stock-based employee compensation expense determined under
fair-value-based method for all awards, net of tax                                  ($22,419)    ($33,615)     ($24,056)

Pro forma net income (loss)                                                         $463,367     $167,579     ($130,279)

EARNINGS PER SHARE:
Basic  - as reported                                                                   $0.34        $0.14        ($0.07)
Basic  - pro forma                                                                     $0.33        $0.12        ($0.09)

Diluted  - as reported                                                                 $0.34        $0.14        ($0.07)
Diluted  - pro forma                                                                   $0.33        $0.12        ($0.09)

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

ADVERTISING COSTS - The Company expenses advertising costs to selling, general and administrative expenses as incurred. Advertising costs totaled $71,182, $82,001, and $48,002 in 2004, 2003 and 2002, respectively.

RECLASSIFICATION - Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2004 and 2003, the amortized cost of securities available for sale approximated fair value. Securities available for sale at December 31, 2004 and 2003 consisted of the following:

                                                                                  2004
                                                     -----------------------------------------------------------
                                                      AMORTIZED      UNREALIZED       UNREALIZED        FAIR
                                                        COST            GAIN             LOSS           VALUE
                                                     -----------     ---------        ----------     -----------
Federal Government Agency Securities                 $ 2,993,072     $      --        $  (16,376)    $ 2,976,696
                                                     -----------     ---------        ----------     -----------
                                                     $ 2,993,072     $      --        $  (16,376)    $ 2,976,696
                                                     ===========     =========        ==========     ===========
                                                                                  2003
                                                     -----------------------------------------------------------
                                                      Amortized      Unrealized       Unrealized        Fair
                                                        Cost            Gain             Loss          Value
                                                     -----------------------------------------------------------
Federal Government Agency Securities                 $ 2,000,000     $     560        $     (620)    $ 1,999,940

 Municipal Securities                                    390,664         1,976                --         392,640
                                                     -----------     ---------        ----------     -----------
                                                     $ 2,390,664     $   2,536        $     (620)    $ 2,392,580
                                                     ===========     =========        ==========     ===========

Securities available for sale totaling $2,000,000 will mature in 2005 and the remaining balance will mature in 2006. No gains or losses were realized in 2004 or 2003. Securities sold in 2002 resulted in realized gains of $49,287.


NOTE 3 - INVENTORIES

Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Components of inventory as of December 31, 2004 and 2003 were as follows:

                                                2004                  2003
                                             -----------           -----------
Raw Materials                                $ 1,844,297           $ 1,865,971
Work in Process                                1,024,104             1,153,058

Finished Goods                                   162,497               199,466
                                             -----------           -----------
Subtotal                                       3,030,898             3,218,495

Shipped, not recognized                        1,845,779               473,891
                                             -----------           -----------

Total                                        $ 4,876,677           $ 3,692,386
                                             -----------           -----------


Equipment made available to prospective customers for evaluation is included in finished goods inventory at the lower of cost or market.

NOTE 4 - NOTES RECEIVABLE

Notes receivable consisted of the following as of December 31, 2004 and 2003:

                                                            2004     2003
                                                        ---------  ----------

Notes receivable                                        $      --  $ 154,565

Allowance for doubtful accounts                                --          --
                                                        ---------  ----------
                                                               --     154,565

Less:  current portion                                         --    (154,565)
                                                        ---------  ----------

Long term notes receivable                              $      --  $       --
                                                        ---------  ----------


NOTE 5 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                 CURRENT         DEFERRED          TOTAL
                               ----------       ----------      ----------
2004
     U.S. FEDERAL              $ (119,131)      $ (123,591)     $ (242,722)
     STATE AND LOCAL              (25,913)         (11,157)        (37,070)
                               ----------       ----------      ----------
                               $ (145,044)      $ (134,748)     $ (279,792)
                               ----------       ----------      ----------
2003
     U.S. Federal              $  (42,115)      $  (53,606)     $  (95,721)
     State and local               (5,488)          (4,415)         (9,903)
                               ----------       ----------      ----------
                               $  (47,603)      $  (58,021)     $ (105,624)
                               ----------       ----------      ----------
2002
     U.S. Federal              $  177,965       $ (101,026)     $   76,939
     State and local                8,973          (12,064)         (3,091)
                               ----------       ----------      ----------
                               $  186,938       $ (113,090)     $   73,848
                               ----------       ----------      ----------

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

------------------------------------------------------------------------------
                                                      2004             2003
                                                   ---------        ---------
DEFERRED TAX ASSETS:
Warranty reserve                                   $  83,005        $  93,108
Inventory obsolescence                               131,335          134,665
Allowance for bad debts                               61,870           84,473
Contract reserves                                    123,588          187,252
Vacation accrual                                      49,391           45,426
Unicap                                                84,768          108,671
Other taxes                                               --           13,297
Amortization                                          79,907           49,116
Other                                                 82,190           10,007
                                                   ---------        ---------
Total deferred tax assets                          $ 696,054        $ 726,015

DEFERRED TAX LIABILITY:
Other Taxes                                          (70,252)              --
Depreciation                                         (94,213)         (59,678)
                                                   ---------        ---------
Total gross deferred tax liabilities
                                                    (164,465)         (59,678)
                                                   ---------        ---------
Net current deferred tax assets                    $ 531,589        $ 666,337
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

The following table summarizes the differences between the Company's effective income tax (expense) benefit and the statutory federal tax (expense) benefit for the years ended December 31, 2004, 2003, and 2002:

                                             Year Ended December 31,
                                      -----------------------------------
                                         2004         2003        2002
                                      ---------    ---------    ---------
Statutory federal income tax           (260,297)    (104,318)   $  61,224

Increase (decrease) resulting from:

State and Local taxes, net of
Federal income tax benefit              (24,466)      (6,536)      (2,040)

Permanent differences                     3,692       18,052       37,777

Other                                     1,279      (12,822)     (23,113)
                                      ---------    ---------    ---------
                                       (279,792)    (105,624)   $  73,848
                                      =========    =========    =========

The Company's effective tax rate was 36.5%, 34.4% and 41.0% in 2004, 2003, and 2002, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT, NET

The property, plant and equipment at December 31, 2004 and 2003 consist of the following:

-------------------------------------------------------------------------------
                                                                    ESTIMATED
                                         2004            2003      USEFUL LIFE
                                                                     (YEARS)
                                     -----------    ----------     ------------
LAND                                 $   500,500    $   500,500       --
BUILDING                               1,431,771      1,431,771       31
BUILDING IMPROVEMENTS                    637,246        600,492       10
MACHINERY                                863,262        838,198        5
FURNITURE AND FIXTURES                   226,777        222,294        5
COMPUTER EQUIPMENT                     1,562,640      1,428,555        5
AUTOMOBILES                               41,115         42,627        5
                                     -----------    -----------
                                       5,263,311      5,064,437
Less: Accumulated depreciation        (3,569,807)    (3,299,358)
                                     -----------    -----------

                                     $ 1,693,504    $ 1,765,079
                                     ===========    ===========

Depreciation expense charged to income was $271,063, $263,922 and $268,807 in 2004, 2003 and 2002, respectively.


NOTE 7 - ASSET PURCHASE

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

The asset purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. While there was no goodwill recorded as of December 31, 2004, if the sum of the $402,734 total consideration paid as of December 31, 2004 and Additional Consideration that is paid subsequent to that date exceeds the estimated fair value of net tangible assets and intangible assets, such excess amounts will be recorded as goodwill. The purchase price was allocated as follows:

        Net liabilities                                              $ (112,066)

        Less:   Acquisition costs                                      (277,302)

                Accrued contingent consideration                        (67,898)
                                                                     ----------
                                                                       (457,266)
        Amortizable Intangible Assets:
                Non-competion Agreement                 150,000
                   Customer List                         10,000
                   Patent                               200,000
                   Acquired Technology                  500,000
                                                      ---------

                                                                        860,000
                                                                      ---------
                                                                        402,734
                                                                      =========

As noted above, $860,000 was allocated to amortizable intangible assets including a customer list, non-competition agreements and patent and technology acquired as part of the asset purchase from USA Leader, Inc. Customer list represents USA Leader's relationships within its installed base of customers. The non-competition agreements were entered into with the former principals of USA Leader, Inc. Acquired technology and patent represents a combination of USA Leader's intellectual property, processes, patent and trade secrets developed through experience in design and development of the product lines acquired in the asset purchase. Amortization expense charged to income was $115,193 and $86,395 in 2004 and 2003, respectively.

Details of the amortizable intangibles follow:

                                                 FAIR
               INTANGIBLE ASSET                  VALUE      LIFE
               ---------------------------     --------     --------
               Customer List                   $ 10,000      5 Years

               Non-competition agreement       $150,000      5 Years

               Patent                          $200,000     17 Years

               Acquired Technology             $500,000      7 Years

The consolidated statement of operations for the period ended December 31, 2004 includes the operating results of the Asset Purchase for the full year. The consolidated operations for the period ended December 31, 2003 include the operating results of the Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended December 31, 2003 and 2002 assume the acquisition occurred as of January 1, 2002. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.

                                          December 31, 2003    December 31, 2002
                                          -----------------   ------------------
   Net Sales                                $19,391,458          $17,063,650

   Net Income (loss)                            241,900             (113,573)

   Basic and diluted income (loss)
     per common share                              0.17                (0.08)

   Basic and diluted average number of
   common shares outstanding                  1,423,775            1,423,682

NOTE 8 - LONG-TERM DEBT

INDUSTRIAL REVENUE BONDS - On October 4, 1988, the Company borrowed $2,340,000 by issuing, through the Dade County Industrial Development Authority, Variable Rate Industrial Revenue Bonds. The remaining balances of the bonds were $450,000 and $550,000 at December 31, 2004 and 2003, respectively, of which $100,000 is classified as current. The bonds are secured by a letter of credit from a bank, and bore interest at an average rate of 1.6% and 1.2% during 2004 and 2003, respectively. The bonds are payable in annual installments of $100,000 in years 2005 through 2007 and $150,000 in 2008. The letter of credit securing the Company's obligation expires on October 1, 2005.

NOTE 9 - STOCK OPTION PLANS

1996 EQUITY COMPENSATION PLAN - The Quipp, Inc. 1996 Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2004, 2003 and 2002 there were 77,764, 92,764 and 59,514 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                                             INCENTIVE STOCK
                                                                 OPTIONS             NONQUALIFIED OPTIONS
                                                         --------------------       ----------------------
                                                                     WEIGHTED                     WEIGHTED
                                                                     AVERAGE                      AVERAGE
                                                                     EXERCISE                     EXERCISE
                                                          SHARES      PRICE         SHARES         PRICE
                                                         --------    -------        -------       --------
         Balance at December 31, 2001                     114,375    $ 15.53         40,000       $  14.83
           Issued                                           6,000      14.60          5,000          14.98
           Cancellations                                  (24,500)     15.61         (5,000)         14.00
                                                         --------    -------        -------       --------
         Balance at December 31, 2002                      95,875    $ 15.39         40,000       $  14.95
            Cancellations                                 (33,250)     14.83             --             --
                                                         --------    -------        -------       --------
         Balance at December 31, 2003                      62,625    $ 15.69         40,000       $  14.95
            Issued                                         10,000    $ 13.60         15,000          13.88
            Cancellations                                      --    $    --        (10,000)         14.00
                                                         --------    -------        -------       --------
         Balance at December 31, 2004                      72,625    $ 15.40         45,000       $  14.80
                                                         ========    =======        =======       ========

At December 31, 2004, 2003, and 2002 the number of shares underlying exercisable options were 105,625, 98,625 and 123,500, respectively, the weighted average exercise price of those options was $15.31, $15.43 and $15.36, respectively. The range of exercise prices and remaining contractual life of outstanding options was $13.60 to $17.50, and .5 to 10 years at December 31, 2004 as indicated in the table below.

                                                                   Remaining
        Range of             Options           Options            Contractual
     Exercise Prices       Outstanding       Exercisable             Life
     ---------------       -----------       -----------          -----------
     $13.60 - $14.98          78,500            66,500          1.5 to 10 years
     $17.12 - $17.50          39,125            39,125            .5 to 3.5
                            --------          --------
                             117,625           105,625

The weighted-average exercise price of options outstanding at December 31, 2004 was $15.17

NOTE 10 - EARNINGS PER SHARE

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


                                        2004          2003          2002
                                    -----------    ----------    ----------
         NET INCOME (LOSS)          $   485,786       201,194     ($106,223)

         SHARES
         Basic Shares                 1,423,775     1,422,707     1,417,682

         Common stock equivalents
            from option plan              1,722            --            --
                                    -----------    ----------    ----------
         Diluted                      1,425,497     1,422,707     1,417,682
                                    ===========    ==========    ==========
         EPS
         Basic                            $ .34         $ .14         ($.07)
         Diluted                          $ .34         $ .14         ($.07)
                                    ===========    ==========    ==========

NOTE 11 - MAJOR CUSTOMERS AND  SALES BY GEOGRAPHIC AREA

For the years ended December 31, 2004, 2003 and 2002, no single newspaper customer accounted for ten percent or more of the Company's net sales. A number of our newspaper customers are part of large newspaper chains, but management believes that purchase decisions are made by the individual newspapers. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of the Company's net sales in 2004, respectfully. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of the Company's net sales in 2003, respectively. Newspapers owned by Gannett Co, Inc. accounted for 16% of the Company's net sales in 2002. Since the Company's equipment is designed to have an extended life, its largest individual newspaper customers in a given year usually change from year to year.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 9%, 11%, and 6% of total sales in 2004, 2003 and 2002, respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA
                                  2004          2003          2002
                              -----------   -----------   -----------
         United States        $22,517,519   $17,353,571   $15,603,503
         Canada                 1,821,042     1,478,233       342,122
         Latin America            302,213       400,462        61,866
         Europe                        --       130,681       106,907
         Other                     49,281       157,746       416,080
                              -----------   -----------   -----------
                              $24,690,055   $19,520,693   $16,530,478
                              ===========   ===========   ===========

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. The Company matches employee contributions to the Savings Plan at the rate of 60% for the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2004, 2003, and 2002, was $122,531, $110,698 and $110,655
respectively.

NOTE 13 - QUARTERLY SUMMARY OF KEY FINANCIAL DATA

QUARTERLY SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


QUARTER ENDED                                            MARCH 31,       JUNE 30,      SEPTEMBER 30,      DECEMBER 31,
-------------------------------------------              --------        --------      -------------      ------------
2004
Net Sales                                                $ 5,789          $7,296         $ 5,309              $6,296
Gross Profit                                               1,570           1,862           1,155               1,850
Operating Profit  (Loss)                                     128              54             (93)                370
Net Income (Loss)                                             91             150             (28)                273

Basic income (loss) per common share                     $  0.06          $ 0.11          ($0.02)             $ 0.19
Diluted income (loss) per common share                   $  0.06          $ 0.10          ($0.02)             $ 0.19


2003
Net Sales                                                $ 3,371          $5,089         $ 4,973              $6,088
Gross Profit                                                 935           1,602           1,303               1,739
Operating (Loss) Profit                                     (384)             43              59                 448
Net (Loss) Income                                           (224)             48              55                 322

Basic (loss) income per common share                      ($0.16)         $ 0.03         $  0.04              $ 0.23
Diluted (loss) income per common share                    ($0.16)         $ 0.03         $  0.04              $ 0.23

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other receivables, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value.

NOTE 15 - GOODWILL

The changes in the carrying value of goodwill for the years ended December 31, 2004 and 2003 are as follows:

                                        2004       2003
                                     --------    --------
         Balance as of January 1       98,093     174,822
         Impairment loss              (29,932)    (76,729)
                                     --------    --------
         Balance as of December 31     68,161      98,093
                                     ========    ========

The Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994. The Company reviews the operating profit and cash flow expected from these assets quarterly. The Company recognized an impairment loss of $29,932 and $76,729 in 2004 and 2003, respectively, since the carrying amount of the assets was greater than the fair value of the assets, as determined using the expected present value of future cash flows. The impairment write-off was charged to selling, general and administrative expenses.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is exposed to litigation and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.

NOTE 17 - RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment." This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No.
25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating these new rules, but expects no impact upon adoption.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------

(a)      Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS
---------------------------

The following table provides information, as of December 31, 2004, regarding securities issuable under our 1996 Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------

                                                                    NUMBER OF
                                      NUMBER OF                   SECURITIES
                                    SECURITIES TO   WEIGHTED-      REMAINING
                                      BE ISSUED      AVERAGE     AVAILABLE FOR
                                        UPON         EXERCISE   FUTURE ISSUANCE
                                     EXERCISE OF     PRICE OF    UNDER EQUITY
                                     OUTSTANDING   OUTSTANDING   COMPENSATION
  PLAN CATEGORY                        OPTIONS       OPTIONS         PLANS
--------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                    117,625        $ 15.17         77,764
-------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                --             --             --
--------------------------------------------------------------------------------
TOTAL                                  117,625        $ 15.17         77,764
--------------------------------------------------------------------------------

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


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Not applicable


ITEM 14 - INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
-------------------------------------------------------------------------

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders, which will be filed within 120 days after the close of our fiscal year covered by this report, and is hereby incorporated by reference to such Proxy Statement.

                                     PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1  Financial Statements - See "Index to Financial Statements" in Item 8

     2 Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because they are inapplicable.

     3 Exhibits (Note: The file number of all referenced reports and registration statements, is 0-14870.)

      Exhibit
        No.

        3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

        3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

        4.1 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1to Registrant's Registration Statement on Form 8-A, filed March 3, 2003).

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

      *10.5 Change of control agreement dated as of June 25, 2002 among Quipp, Inc., Quipp Systems, Inc. and Michael S. Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

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

---------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                           QUIPP, INC.


Date:    March 29, 2005                    By: / s / Michael S. Kady
                                           -------------------------------------
                                           MICHAEL S. KADY
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                           TITLE                       DATE
     ---------                           -----                       ----

 / s / Michael S. Kady              Chief Executive              March 29, 2005
-----------------------------       Officer and Director
MICHAEL S. KADY


/ s / Ralph M. Branca
-----------------------------       Director                     March 29, 2005
RALPH M. BRANCA



 / s / William A. Dambrackas        Director                     March 29, 2005
-----------------------------
WILLIAM A. DAMBRACKAS



/ s / Lawrence J. Gibson            Director                     March 29, 2005
-----------------------------
LAWRENCE J. GIBSON



 / s / Cristina H. Kepner           Director                     March 29, 2005
-----------------------------
CRISTINA H. KEPNER



/ s / Arthur J. Rawl                Director                     March 29, 2005
-----------------------------
ARTHUR J. RAWL



/ s / Robert C. Strandberg          Director                     March 29, 2005
-----------------------------
ROBERT C. STRANDBERG



/ s / Eric Bello
-----------------------------       Director of Finance and      March 29, 2005
ERIC BELLO                          Treasurer (Principal
                                    Financial and Accounting
                                    Officer)

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

  Exhibit
  -------
    3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

    3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

    4.2 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1to Registrant's Registration Statement on Form 8-A, filed March 3, 2003).

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

  *10.5 Change of control agreement dated as of June 25, 2002 among Quipp, Inc., Quipp Systems, Inc. and Michael S. Kady (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2002).

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

---------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                           QUIPP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002


                                                                   (A)
                                               BALANCE,          CHARGED                          BALANCE,
                                              BEGINNING             TO              (B)              END
                                               OF YEAR           EXPENSES       WRITE-OFFS         OF YEAR
                                         -----------------------------------------------------------------------
Year ended December 31, 2004:
 Allowance for doubtful accounts               229,546             117,989         (179,830)          167,705

Year ended December 31, 2003:
 Allowance for doubtful accounts               165,000              64,546               --           229,546

Year ended December 31, 2002:
 Allowance for doubtful accounts               320,000            (154,806)            (194)          165,000



                                               BALANCE,            (C)            ACCRUED         BALANCE,
                                              BEGINNING          PAYMENTS        WARRANTY            END
                                               OF YEAR           IN KIND           COSTS           OF YEAR
                                         -----------------------------------------------------------------------
Year ended December 31, 2004:
 Accrued warranty                              261,917             288,932          258,872           231,857

Year ended December 31, 2003:
 Accrued warranty                              219,950             145,031          186,998           261,917

Year ended December 31, 2002:
 Accrued warranty                              234,003             165,243          151,190           219,950


(a) Charges to expense result from increases or decreases to our allowance for doubtful accounts due to the assessment of the collectability of customer accounts and the aging of our accounts receivable.

(b) We write-off trade accounts when we have exhausted all reasonable efforts to collect outstanding receivable balances.

(c)      Payments in kind represent cost to repair or replace defective items.