Form 10-Q
period 2005-03-31
QUIPP INC
filed 2005-05-16
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-------------     THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2005.

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
---------------    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                                ---------------------       -----------------

                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                   59-2306191
-------------------------------            -----------------------------------
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

Yes __X__              No _____


Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes _____              No __X__

The number of shares of the registrant's common stock, $.01 par value, outstanding at May 5, 2004 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

    Item 1 - Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets -
               March 31, 2005 and December 31, 2004                           3

             Unaudited Condensed Consolidated Statements of Operations -
               Three months ended March 31, 2005 and 2004                     4

             Unaudited Condensed Consolidated Statements of Cash Flows
               Three months ended March 31, 2005 and 2004                     5

             Notes to unaudited Condensed Consolidated Financial Statements   6

    Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  9

    Item 3 - Quantitative and Qualitative Disclosure about Market Risk       11

    Item 4 - Controls and Procedures                                         11



PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K                                12

PART I - FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                           QUIPP, INC. AND SUBSIDIARY
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         MARCH 31, 2005      DECEMBER 31, 2004
----------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                $  2,777,951          $  5,762,511
Securities                                                  6,773,524             2,976,696
Accounts receivable, net                                    2,747,955             4,092,548
Inventories                                                 3,012,775             4,876,677
Deferred tax asset-current                                    531,589               531,589
Prepaid expenses and other receivables                        525,486               200,570
Current portion note receivable                                    --                    --
                                                         ------------          ------------
TOTAL CURRENT ASSETS                                       16,369,280          $ 18,440,591

Property, plant and equipment, net                          1,655,758             1,693,504
Goodwill and Intangible assets, net                           697,776               726,574
Other assets                                                   38,778                40,458
                                                         ------------          ------------
TOTAL ASSETS                                             $ 18,761,592          $ 20,901,127
                                                         ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                        $    100,000          $    100,000
Accounts payable                                            1,775,829             1,260,650
Accrued salaries and wages                                    566,111               603,617
Deferred revenues                                           1,862,274             4,633,632
Other accrued liabilities                                   2,047,358             2,024,889
                                                         ------------          ------------
TOTAL CURRENT LIABILITIES                                   6,351,572             8,622,788

Long-term debt                                                350,000               350,000
                                                         ------------          ------------
TOTAL LIABILITIES                                           6,701,572             8,972,788

Shareholders' equity:
Common stock - par value $.01 per share, authorized
8,000,000 shares, issued 1,433,025 in 2004 and 2003)           14,330                14,330
Additonal paid-in capital                                      91,244                83,825
Treasury stock, at cost (9,250 shares in 2004 and 2003)      (148,375)             (148,375)
Retained earnings                                          12,123,525            11,994,935
Other comprehensive income                                    (20,704)              (16,376)
                                                         ------------          ------------
                                                           12,060,020            11,928,339
                                                         ------------          ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 18,761,592          $ 20,901,127
                                                         ============          ============

                    See accompanying notes to the unaudited
                  condensed consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  FOR THE THREE MONTHS ENDED
                                                MARCH 31, 2005  MARCH 31, 2004
--------------------------------------------------------------------------------

Net sales                                        $ 8,274,764      $ 5,789,360
Cost of sales                                     (6,367,837)      (4,218,923)
                                                 -------------------------------

   GROSS PROFIT                                    1,906,927        1,570,437

Operating expenses:
   Selling, general and
     administrative expenses                      (1,671,596)      (1,326,148)
   Research and development                          (59,099)        (116,578)
                                                 -------------------------------

   OPERATING PROFIT (LOSS)                           176,232          127,711

--------------------------------------------------------------------------------
Other income (expense):
  Interest income                                     40,201           19,999
  Interest expense                                    (2,115)          (1,616)
                                                 -------------------------------

                                                      38,086           18,383

--------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                    214,318          146,094

Income tax (expense) benefit                         (85,728)         (54,785)
                                                 -------------------------------

   NET  INCOME (LOSS)                            $   128,590      $    91,309
                                                 ===============================

--------------------------------------------------------------------------------
PER SHARE AMOUNTS:

   Basic income per common share                        0.09             0.06
   Diluted income per common share                      0.09             0.06

   Basic average number of common
      and common equivalent shares outstanding     1,423,775        1,423,775

   Diluted average number of common
      and common equivalent shares outstanding     1,423,775        1,426,092


                    See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31, 2005        MARCH 31, 2004
----------------------------------------------------------------------------------------------------------------------
Cash provided by operations:
    Net income                                                                     $   128,590            $    91,309

Reconciliation of net income to net cash provided by operations:

    Depreciation                                                                        59,452                 67,608
    Intangible amortization and goodwill impairment                                     28,798                 40,042
    Stock-based compensation                                                             7,419                  1,206

Changes in operational assets and liabilities net of effect of acquisition:

    Accounts and notes receivable                                                    1,344,593               (661,836)
    Inventories                                                                      1,863,902             (1,814,779)
    Prepaid and other assets                                                          (323,236)               (44,668)
    Accounts payable and other accrued liabilities                                     500,142              1,312,586
    Deferred revenues                                                               (2,771,358)              (743,460)
                                                                                --------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS                                              838,302             (1,751,992)
                                                                                --------------------------------------

Cash flow from investing activities:

    Securities purchased                                                            (3,801,156)              (508,186)
    Securities sold                                                                          -              1,600,657
    Capital expenditures                                                               (21,706)               (67,804)
    Purchase of assets from USA Leader, Inc.                                                --                     --
                                                                                --------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                 (3,822,862)             1,024,667
                                                                                --------------------------------------


Decrease in cash and cash equivalents                                               (2,984,560)              (727,325)

Cash and cash equivalents at beginning of year                                       5,762,511              1,227,665
----------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of quarter                                        $ 2,777,951            $   500,340
----------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

Unrealized loss on securities available for sales, net of taxes                    $    (4,328)           $    (1,507)
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
    Interest                                                                       $     2,115            $     1,616

----------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to the unaudited
                  condensed consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc (the Company). All significant intercompany transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of March 31, 2005 and the results of their operations and cash flows for the three months ended March 31, 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES
Inventories at March 31, 2005 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that has been shipped to customers but has not yet been recognized as a sale. The Company will recognize the sales and cost of sales relating to this equipment when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2005 and December 31, 2004 is as follows:

                             MARCH  31, 2005        DECEMBER 31, 2004
      ---------------------------------------------------------------
      Raw materials               $1,917,996               $1,844,297

      Work in process                662,474                1,024,104

      Finished goods                 301,212                  162,497
                                  -----------------------------------
      Subtotal                     2,881,682                3,030,898


      Shipped, not recognized        131,093                1,845,779
                                  -----------------------------------
                                  $3,012,775               $4,876,677
                                  -----------------------------------

NOTE 3 - REVENUE RECOGNITION
Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables". In connection with these arrangements, revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts, while the fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by reference to the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses on such contracts are recognized immediately.

NOTE 4 - INCOME PER SHARE
Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ending March 31, 2005, the exercise of options was not assumed since the effect is antidilutive. For the three months ending March 31, 2004, the dilutive income per share calculation includes 2,317 common share equivalents resulting from the Company's stock option plan.

NOTE 5 - STOCK-BASED COMPENSATION
Prior to 2003, the company accounted for its stock option plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. Awards under the company's plans vest over periods ranging from three to five years. The following table illustrates the effect on net loss and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

   ---------------------------------------------------------------------------------------------------------
                                                                           MARCH 31, 2005     MARCH 31, 2004
   ---------------------------------------------------------------------------------------------------------
     Net income as reported                                                      $128,590            $91,309
     Deduct total stock-based employee compensation expense
     determined under fair-value-based method for all awards, net of tax          ($4,536)            ($7,521)

     Pro forma net income                                                        $124,054            $83,788

     Income Per Share:
     Basic and diluted income per share                                             $0.09              $0.06

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating fair value:

                                                                  2002
                                                                  -------------
                Expected Life                                     5 - 10 years
                Dividends                                         None
                Risk-free interest rate                           2.65%
                Expected volatility                               30.68%

Options issued after December 31, 2002 resulted in a stock-based compensation expense totaling $5,585 and $1,206 for the three months ending March 31, 2005 and 2004, respectively. Restricted shares issued under the plan resulted in a stock-based compensation expense totaling $1,834 and $0 for the three months ending March 31, 2005 and 2004, respectively.

NOTE 6 - RECENT PRONOUNCEMENTS
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Shared-based Payment." This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25 . On April 14, 2005, the SEC issued a new rule that amends the required effective dates for SFAS 123R. As a result of the SEC amendment, the Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires that the fair value of all stock option awards issued to employees be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating this statement, but expects no material impact upon adoption.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than December 31, 2005. The Company is evaluating this interpretation, but expects no material impact upon adoption.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS ITEMS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,

                                                    2005              2004
                                                (UNAUDITED)       (Unaudited)
         --------------------------------------------------------------------

         NET SALES                                 100.0%            100.0%
         GROSS PROFIT                               23.0%             27.1%
         SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                   20.2%             22.9%
         RESEARCH AND DEVELOPMENT                    0.7%              2.0%
         OTHER INCOME, NET                           0.5%              0.3%
         NET INCOME                                  1.6%              1.6%

NET SALES for the three months ended March 31, 2005 were $8,274,764, an increase of $2,485,404 (42.9%) compared to net sales of $5,789,360 for the corresponding period in 2004. Increased net sales were due mostly to the recognition of approximately $2,700,000 in revenue relating to a complex system order that was shipped prior to the quarter.

GROSS PROFIT for the three months ended March 31, 2005 was $1,906,927, an increase of $336,490 (21.4%) as compared to $1,570,437 for the corresponding period in 2004. Gross profit as a percentage of sales for the three months ended March 31, 2005 decreased to 23.0% compared to 27.1% for the corresponding period in 2004. Gross profit as a percentage of net sales declined mostly because we recognized only a small profit margin on revenue of approximately $2,700,000 for the complex system order described above. We recognized a loss on this contract in prior periods when we determined that our estimated costs would exceed revenue. In the current quarter, we recognized a small profit when we completed the remaining services at a cost slightly below our original estimates. This order was negotiated in 2003 when our market was just beginning to show signs of recovery. We expected lower margins on this project than we would traditionally generate for a contract of this type because we were required to respond to intense price competition and the order included a greater percentage of equipment manufactured by others that historically have lower profit margins. Moreover, delays in software development increased project costs. While we did not generate a profit over the term of this contract, the order contributed toward coverage of fixed overhead costs and enabled us to retain skilled personnel whose services have been required during a period of market recovery.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2005 were $1,671,596, an increase of $345,448 (26.0%) as compared to
$1,326,148 for the corresponding period in 2004. The increase is due primarily to the cost of our annual NEXPO show and expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. We incurred sales and marketing costs related to NEXPO, the largest newspaper trade show in the first quarter of 2005 because NEXPO was rescheduled from the traditional June date to March in 2005. Selling, general and administrative expenses also reflected our hiring of additional personnel and payment of consulting fees related to compliance with the Sarbanes-Oxley Act of 2002.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 2005 were $59,099, a decrease of $57,479 (49.3%) as compared to $116,578 for the same period in 2004. For the three months ended March 31, 2005, we continued product development and testing on the In-Line-C inserting/collating system with poly-wrapping capabilities. During the three months ended March 31, 2004, we substantially completed the software development and testing of the Quipp Packman packaging system and initiated product development on the In-Line C.

OTHER INCOME AND EXPENSE (NET) for the three months ended March 31, 2005 were $38,086 as compared to $18,383 for the corresponding period in 2004. Interest income increased by $20,202 to $40,201 for the three months ending March 31, 2005 compared to $19,999 for the same period in 2004 due to increased interest rates on securities available for sale.

GENERAL
Our backlog as of March 31, 2005 was $4,128,000 compared to $8,631,000 at December 31, 2004 and $10,857,000 at March 31, 2004. We expect to ship all items in our backlog during the next twelve months. Orders for the three months ended March 31, 2005 were $3,690,000 compared to orders of $3,773,000 during the three months ending March 31, 2004.

LIQUIDITY
On March 31, 2005, cash and cash equivalents and securities available for sale totaled $9,551,475 as compared to $8,739,207 at December 31, 2004, an increase of $812,268. Working capital on March 31, 2005 was $10,017,708, an increase of $199,905 from $9,817,803 at December 31, 2004. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level for the foreseeable future.

FORWARD LOOKING STATEMENTS
The quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and engineering and production difficulties.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

MARKET RISK
We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments substantially exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. To ensure safety and liquidity, we only invest in instruments with credit quality and which are traded in a secondary market. The counterparties are major financial institutions, federal and state governments and government agencies.

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

PART II - OTHER INFORMATION

ITEM 6   EXHIBITS

(a)      The following exhibits are filed with this report:

3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

31.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

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

 Date:  May 13, 2005

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