Form 10-Q
period 2005-06-30
QUIPP INC
filed 2005-08-15
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended June 30, 2005.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________

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

Yes [ ]     No [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 4, 2005 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                       3
                    June 30, 2005 and December 31, 2004

                  Unaudited Condensed Consolidated Statements of Operations -             4
                    Three and six months ended June 30, 2005 and 2004

                  Unaudited Condensed Consolidated Statements of Cash Flows -             5
                    Six months ended June 30, 2005 and 2004

                  Notes to Unaudited Condensed Consolidated Financial Statements          6

         Item 2 - Management's Discussion and Analysis of                                 9
                    Financial Condition and Results of Operations

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk              11

         Item 4 - Controls and Procedures                                                11


PART II - OTHER INFORMATION

         Item 4 - Submission of Matters to a Vote of Security Holders                    12

         Item 6 - Exhibits and Reports on Form 8-K                                       13

PART 1 - FINANCIAL INFORMATION
ITEM 1   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           QUIPP, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30, 2005      DECEMBER 31, 2004
                                                                    -------------      -----------------
ASSETS

Current assets:
Cash and cash equivalents                                           $  1,602,916         $  5,762,511
Securities available for sale                                          7,798,401            2,976,696
Accounts receivable, net                                               1,964,716            4,092,548
Inventories                                                            2,899,110            4,876,677
Deferred tax asset-current                                               531,589              531,589
Prepaid expenses and other receivables                                   361,918              200,570
                                                                    ------------         ------------

TOTAL CURRENT ASSETS                                                $ 15,158,650         $ 18,440,591

Property, plant and equipment, net                                     1,634,156            1,693,504
Goodwill and Intangible assets, net                                      668,976              726,574
Other assets                                                              37,098               40,458
                                                                    ------------         ------------
TOTAL ASSETS                                                        $ 17,498,880         $ 20,901,127
                                                                    ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $    100,000         $    100,000
  Accounts payable                                                     1,041,390            1,260,650
  Accrued salaries and wages                                             609,448              603,617
  Deferred revenues                                                    1,500,527            4,633,632
  Other accrued liabilities                                            1,654,613            2,024,889
                                                                    ------------         ------------

TOTAL CURRENT LIABILITIES                                              4,905,978            8,622,788

Long-term debt, net of current portion                                   350,000              350,000
                                                                    ------------         ------------

TOTAL LIABILITIES                                                      5,255,978            8,972,788

Shareholders' equity:
  Common stock - (par value $.01 per share, authorized
    8,000,000 shares, issued 1,433,025 in 2004 and 2003)                  14,330               14,330
  Additional paid-in capital                                             101,020               83,825
  Treasury stock, at cost (9,250 shares in 2004 and 2003)               (148,375)            (148,375)
  Retained earnings                                                   12,279,481           11,994,935
  Other comprehensive income                                              (3,554)             (16,376)
                                                                    ------------         ------------
                                                                      12,242,902           11,928,339
                                                                    ------------         ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 17,498,880         $ 20,901,127
                                                                    ============         ============

               See accompanying notes to the unaudited condensed
                       consolidated financial statements

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                        ---------------------------------         ---------------------------------
                                                        JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                        -------------        -------------        -------------        -------------
Net sales                                               $  5,440,575         $  7,296,461         $ 13,715,339         $ 13,085,834
Cost of sales                                             (3,811,717)          (5,434,042)         (10,179,554)          (9,653,281)
                                                        ------------         ------------         ------------         ------------

GROSS PROFIT                                               1,628,858            1,862,419            3,535,785            3,432,553
                                                        ------------         ------------         ------------         ------------
Operating expenses:
   Selling, general and  administrative expenses          (1,312,031)          (1,577,984)          (2,983,627)          (2,903,829)
   Research and development                                 (133,711)            (230,719)            (192,810)            (347,297)
                                                        ------------         ------------         ------------         ------------

OPERATING  PROFIT                                            183,116               53,716              359,348              181,427

Other income (expense):
   Miscellaneous income                                       25,000               80,000               25,000               80,000
   Interest income                                            54,517              108,037               94,718              128,036
   Interest expense                                           (2,719)              (1,672)              (4,834)              (3,288)
                                                        ------------         ------------         ------------         ------------
                                                              76,798              186,365              114,884              204,748

INCOME BEFORE INCOME TAXES                                   259,914              240,081              474,232              386,175

Income tax expense                                          (103,958)             (90,576)            (189,686)            (145,361)
                                                        ------------         ------------         ------------         ------------

NET  INCOME                                             $    155,956         $    149,505         $    284,546         $    240,814
                                                        ============         ============         ============         ============

PER SHARE AMOUNTS:

  Basic income per common share                         $       0.11         $       0.11         $       0.20         $       0.17
  Diluted  income per common share                      $       0.11         $       0.10         $       0.20         $       0.17

  Basic average number of common and
    common equivalent shares outstanding                   1,423,775            1,423,775            1,423,775            1,423,775
  Diluted average number of common and
    common equivalent shares outstanding                   1,423,775            1,428,060            1,423,775            1,427,076

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                            QUIPP INC. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE SIX MONTHS ENDED
                                                                                  ---------------------------------
                                                                                  JUNE 30, 2005       JUNE 30, 2004
                                                                                  -------------       -------------
Cash provided by operations:
   Net income                                                                      $   284,546         $   240,814

Reconciliation of net income to net cash
provided by operations:
   Depreciation                                                                        118,947             136,226
   Intangible amortization and goodwill impairment                                      57,598              75,290
   Stock-based compensation                                                             17,195               2,412

Changes in operational assets and liabilities net of effect of acquisition:
   Accounts and notes receivable                                                     2,127,832          (1,673,893)
   Inventories                                                                       1,977,567          (1,926,717)
   Prepaid and other assets                                                           (157,988)            100,710
   Notes Receivable                                                                         --             154,565
   Accounts payable and  other accrued liabilities                                    (583,705)            985,886
   Deferred revenues                                                                (3,133,105)             37,325
                                                                                   -----------         -----------
   NET CASH  PROVIDED BY (USED IN) OPERATIONS                                          708,887          (1,867,382)
                                                                                   -----------         -----------

Cash flow from investing activities:
   Securities purchased                                                             (6,112,130)         (4,491,969)
   Securities sold                                                                   1,303,247             390,000
   Capital expenditures                                                                (59,599)           (130,307)
                                                                                   -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                               (4,868,482)         (4,232,276)
                                                                                   -----------         -----------

Decrease in cash and cash equivalents                                               (4,159,595)         (6,099,658)

Cash and cash equivalents at beginning of year                                       5,762,511           7,490,814
                                                                                   -----------         -----------

Cash and cash equivalents at end of quarter                                        $ 1,602,916         $ 1,391,156
                                                                                   ===========         ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Unrealized gain (loss) on securities available for sale, net of taxes              $    12,822         $   (18,319)

SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
   Interest                                                                        $     4,834         $     3,288
                                                                                   ===========         ===========

               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           QUIPP, INC. AND SUBSIDIARY
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of June 30, 2005 and the results of its operations and cash flows for the six months ended June 30, 2005. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that has been shipped to customers but for which the sale has not been recognized. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2005 and December 31, 2004 is as follows:

                                       JUNE 30, 2005   DECEMBER 31, 2004
                                       -------------   -----------------
         Raw materials                  $1,961,634        $1,844,297
         Work in process                   497,999         1,024,104
         Finished goods                    111,990           162,497
                                        ----------        ----------
         Subtotal                        2,571,623         3,030,898
         Shipped, not recognized           327,487         1,845,779
                                        ----------        ----------
                                        $2,899,110        $4,876,677
                                        ----------        ----------

NOTE 3- REVENUE RECOGNITION

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables." Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses on such contracts are recognized immediately.

NOTE 4 - INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ending June 30, 2005, the exercise of options was not assumed since the effect is antidilutive. For the three and six months ending June 30, 2004, the dilutive income per share calculation includes 4,285 and 3,319 common share equivalents resulting from the Company's equity compensation plan.

NOTE 5 - STOCK-BASED COMPENSATION

Prior to 2003, the company accounted for its equity compensation plan under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. Awards under the company's plans vest over periods ranging from three to five years. The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                    FOR THE SIX MONTHS ENDED
                                                --------------------------------
                                                JUNE 30, 2005      JUNE 30, 2004
                                                -------------      -------------

         Net income as reported                   $ 284,546         $ 240,814

         Deduct total stock-based
           employee compensation expense
           determined under fair-value-based
           method for all awards, net of tax
           totaling $6,000 in 2005
           and $4,060 in 2004                        (9,017)        ($  7,311)

         Pro forma net income                       275,529         $ 233,503

         Income Per Share:
         Basic and diluted income  per share      $    0.19         $    0.16

The per share average fair value of stock options granted during 2002 ranged from $14.60 to $14.98. The fair value of the options granted was estimated as of the grant date using the Black-Scholes option-pricing model. The following weighted-average assumptions were used in calculating fair value:

                                            2002
                                        ------------
         Expected Life                  5 - 10 years
         Dividends                          None
         Risk-free interest rate            2.65%
         Expected volatility               30.68%

Options issued after December 31, 2002 resulted in stock-based compensation expense totaling $10,079 and $2,412 for the six months ending June 30, 2005 and 2004, respectively. Restricted shares issued under the plan resulted in a stock-based compensation expense totaling $7,116 and $0 for the six months ending June 30, 2005 and 2004, respectively.

NOTE 6 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 financial statement presentation.

NOTE 7 - RECENT PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), "Shared-based Payment." ("SFAS 123R"). This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25 The Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires that the fair value of all stock option awards issued to employees be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating this statement, but expects no material impact upon adoption.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and addresses when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than December 31, 2005. The Company is evaluating this interpretation, but expects no material impact upon adoption.

NOTE 8 - RECENT DEVELOPMENTS

On August 10, 2005, the Company entered into a Share Purchase Agreement to acquire all of the outstanding stock of Newstec, Inc., a manufacturer of inserting equipment located in Walpole, MA.. The Company paid approximately $4,025,000 in cash and provides Newstec principals the opportunity to earn additional consideration totaling $650,000 in Quipp stock, based on criteria specified in the agreement. As a result of the transaction, Newstec became a wholly-owned subsidiary of Quipp, Inc.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

The following table presents statements of operations expressed as a percentage of net sales for the periods indicated:

                               THREE MONTHS ENDED          SIX MONTHS ENDED
                                    JUNE 30,                   JUNE 30,
                              -------------------        -------------------
                               2005          2004         2005          2004
                              -----         -----        -----         -----
                           (UNAUDITED)    (Unaudited)  (UNAUDITED)   (Unaudited)
Net sales                     100.0%        100.0%       100.0%        100.0%
Gross profit                   29.9%         25.5%        25.8%         26.8%
Selling, general and
  administrative expenses      24.1%         21.6%        21.7%         22.6%
Research and development        2.5%          3.2%         1.4%          2.7%
Other income, net               1.4%          2.6%         0.8%          1.6%
Net income                      2.9%          2.1%         2.1%          1.9%

THREE MONTHS ENDED JUNE 30, 2005
--------------------------------

NET SALES for the three months ended June 30, 2005 were $5,440,575, a decrease of $1,855,886 (25.4%) compared to net sales of $7,296,461 for the corresponding period in 2004. Our net sales for the second quarter were lower compared to the same period last year mostly due to reduced sales of larger systems, offset in part by sales of approximately $292,000 of our recently introduced Quipp Packman packaging system. Net sales in the second quarter of 2004 included revenue recognized from sales of larger systems. These system sales related to orders that we received in the second half of 2003, but the equipment subject to the orders required long lead times to produce and install.

GROSS PROFIT for the three months ended June 30, 2005 was $1,628,858, a decrease of $233,561 (12.5%), as compared to $1,862,419 for the corresponding period in 2004. Gross profit as a percentage of sales for the three months ended June 30, 2005 increased to 29.9% compared to 25.5% for the corresponding period in 2004. Our gross margin percentage improved in the second quarter compared to the same period last year mostly because of product mix. Sales recognized in the second quarter of 2004 contained a greater percentage of complex systems that traditionally generate lower profit margins due to competitive pricing pressures and system complexity. In addition, cost of sales in the second quarter of 2004 included the rework of a gripper conveyor system that was later returned by the customer. In connection with the rework activities, we redesigned our gripper conveyor to enhance performance in certain applications. The costs related to the redesign were charged to research and development in 2004 (see research and development).

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 2005 were $1,312,031, a decrease of $265,953 (16.9%) as compared to $1,577,984 for the corresponding period in 2004. The decrease is due primarily to the timing of NEXPO, the largest newspaper trade show, and lower variable selling costs from reduced sales, offset in part by expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. In 2005, NEXPO was held in the first quarter; in 2004, NEXPO was held in the second quarter.

RESEARCH AND DEVELOPMENT expenses for the three months ended June 30, 2005 were $133,711, a decrease of $97,008 (42.0%) as compared to $230,719 for the same period in 2004. For the three months ended June 30, 2005, our research and development costs consisted mostly of developing and testing the In-Line-C inserting/collating system with poly-wrapping capabilities. During the corresponding period in 2004, our research and development efforts related to software development and testing of the Quipp Packman packaging system, redesign of the gripper conveyor and product development for the In-Line-C.

OTHER INCOME AND EXPENSE (NET) for the three months ended June 30, 2005 were $76,798 as compared to $186,365 for the corresponding period in 2004. Interest income decreased by $53,520 to $54,517 for the three months ended June 30, 2005 compared to $108,037 for the same period in 2004. For the three months ended June 30, 2004, we recognized interest income related to repayment of a note from an international customer who previously was delinquent in making payment. Additionally, royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $25,000 in the second quarter of 2005 compared to $80,000 during the same period in 2004.

SIX MONTHS ENDED JUNE 30, 2005
------------------------------

SALES for the six months ended June 30, 2005 were $13,715,339, an increase of $629,505 (4.8%) compared to net sales of $13,085,834 in the same period in 2004. Net sales for the first half of 2005 include approximately $1,134,000 from our recently introduced Quipp Packman packaging system.

GROSS PROFIT for the six months ended June 30, 2005 was $3,535,785, an increase of $103,232 (3.0%) as compared to $3,432,553 for the corresponding period in 2004. Gross profit as a percentage of sales for the six months ended June 30, 2005 decreased to 25.8% compared to 26.8% for the corresponding period in 2004. Gross profit as a percentage of net sales was lower than the corresponding period last year mostly because we generated only a nominal profit margin on revenue of approximately $2,700,000 for a complex system during the quarter ending March 31, 2005. This order for the system was negotiated in 2003 when our market was just beginning to show signs of recovery. We expected lower margins on this order due to competitive pricing pressures and because it included a high content of equipment manufactured by others and installation services that historically produce lower gross profit margins. While we did not generate a profit over the term of this contract, the order contributed toward coverage of fixed overhead costs and enabled us to retain skilled personnel whose services have been required during a period of recovery. We accrued estimated losses related to this contract in prior periods.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2005 were $2,983,627, an increase of $79,798 (2.7%) as compared to $2,903,829 for the same period in 2004. The increase is due primarily to the expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT expenses for the six months ended June 30, 2005 were $192,810, a decrease of $154,487 (44.5%) as compared to $347,297 for the same period in 2004. For the six months ended June 30, 2005, our research and development costs pertained mostly to the continued development and testing of our In-Line-C inserting/collating system with poly-wrapping capabilities. During the corresponding period in 2004, our research and development efforts related to software development and testing of the Quipp Packman packaging system, redesign of the gripper conveyor and product development for the In-Line-C.

OTHER INCOME AND EXPENSE (NET) for the six months ended June 30, 2005 were $114,884 as compared to $204,748 for the corresponding period in 2004. For the six months ended June 30, 2004, we recognized interest income related to repayment of a note from an international customer who previously was delinquent in making payment. Additionally, royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $25,000 compared to $80,000 during the same period in 2004.

GENERAL
Our backlog as of June 30, 2005 was $4,083,000 compared to $8,631,000 at December 31, 2004 and $8,305,000 at June 30, 2004. We expect to ship all items in our backlog during the next twelve months. Orders for the six months ended June 30, 2005 were $8,999,000, compared to orders of $8,308,000 during the six months ending June 30, 2004.

LIQUIDITY
On June 30, 2005, cash and cash equivalents and securities available for sale totaled $9,401,317 as compared to $8,739,207 at December 31, 2004, an increase of $662,110. Working capital on June 30, 2005 was $10,252,672, an increase of $434,869 from $9,817,803 at December 31, 2004. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

FORWARD LOOKING STATEMENTS
--------------------------
The quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and engineering and production difficulties.

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

PART II - OTHER INFORMATION

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 7, 2005, we held our annual meeting of shareholders (the "Annual Meeting"). At the Annual Meeting, the shareholders voted on the election of six directors, a proposal to amend and restate our Equity Compensation Plan and a proposal to ratify the appointment of KPMG LLP as our independent accountants for 2005.

The voting results at the Annual Meeting were as follows:

1.       Election of Directors

         NAME OF NOMINEE                 FOR             WITHHELD
         ---------------                 ---             --------
         William A. Dambrackas        1,190,698            4,192
         Lawrence J. Gibson           1,190,180            4,710
         Michael S. Kady              1,190,988            3,902
         Cristina H. Kepner           1,191,008            3,882
         Arthur J. Rawl               1,190,998            3,892
         Robert C. Strandberg         1,190,698            4,192

2.       Amendment and Restatement of the Quipp Equity Compensation Plan.

                                                                 BROKER
               FOR            AGAINST          ABSTAIN          NON-VOTES
               ---            -------          -------          ---------
             581,215          205,402           4,942            403,331

3. Ratification of the Appointment of KPMG LLP as our independent public accountants for 2005.

                                                                 BROKER
               FOR            AGAINST          ABSTAIN          NON-VOTES
               ---            -------          -------          ---------
           1,193,878              510             502                  0

ITEM 6   EXHIBITS

The following exhibits are filed with this report:

3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2004).

3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to the Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 2004).

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

                                           QUIPP, INC.

         Date:  August 15, 2005            By: /S/ Michael S. Kady
                                               ---------------------
                                           Michael S. Kady
                                           President and Chief Executive Officer


                                           By: /S/ Eric Bello
                                               --------------
                                           Eric Bello
                                           Treasurer (Principal financial and
                                           accounting officer)