Form 10-Q
period 2005-09-30
QUIPP INC
filed 2005-11-21
CIK 796577

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2005.

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

Yes [ ]          No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]          No [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at November 8, 2005 was 1,423,775.

                                   QUIPP, INC.
                                      INDEX

                                                                                 PAGE
PART I - FINANCIAL INFORMATION

       Item 1 - Unaudited Condensed Consolidated Financial Statements

                Unaudited Condensed Consolidated Balance Sheets -
                  September 30, 2005 and December 31, 2004                         3

                Unaudited Condensed Consolidated Statements of Operations -
                  Three and Nine months ended September 30, 2005 and 2004          4

                Unaudited Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2005 and 2004                    5

                Notes to Unaudited Condensed Consolidated Financial Statements     6

       Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                   11

       Item 3 - Quantitative and Qualitative Disclosure about Market Risk         13

       Item 4 - Controls and Procedures                                           14

PART II - OTHER INFORMATION

       Item 6 - Exhibits                                                          14

PART 1 - FINANCIAL INFORMATION
ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             SEPTEMBER 30, 2005    December 31, 2004
-----------------------------------------------------------------------------------------------------
ASSETS

Current assets:
Cash and cash equivalents                                    $        2,176,367    $       5,762,511
Securities available for sale                                         2,989,607            2,976,696
Accounts receivable, net                                              2,914,997            4,092,548
Inventories                                                           4,638,326            4,876,677
Deferred tax asset-current                                              609,193              531,589
Prepaid expenses and other receivables                                  541,059              200,570
                                                             ------------------    -----------------

TOTAL CURRENT ASSETS                                         $       13,869,549    $      18,440,591

Property, plant and equipment, net                                    1,647,933            1,693,504
Intangible assets, net                                                3,625,631              658,412
Goodwill                                                              1,970,966               68,162
Other assets                                                             35,418               40,458
                                                             ------------------    -----------------

TOTAL ASSETS                                                 $       21,149,497    $      20,901,127
                                                             ==================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                         $          109,088    $         100,000
   Accounts payable                                                   2,010,661            1,260,650
   Accrued salaries and wages                                           592,809              603,617
   Deferred revenues                                                  3,547,333            4,633,632
   Other accrued liabilities                                          1,837,692            2,024,889
                                                             ------------------    -----------------

TOTAL CURRENT LIABILITIES                                             8,097,583            8,622,788

Long-term debt, net of current portion                                  366,239              350,000
                                                             ------------------    -----------------

TOTAL LIABILITIES                                                     8,463,822            8,972,788

Shareholders' equity:
      Common stock - (par value $.01 per share, authorized
        8,000,000 shares, issued 1,433,025)                              14,330               14,330
   Additional paid-in capital                                           112,103               83,825
   Treasury stock, at cost (9,250 shares)                              (148,375)            (148,375)
   Retained earnings                                                 12,721,905           11,994,935
   Other comprehensive income                                           (14,288)             (16,376)
                                                             ------------------    -----------------
                                                                     12,685,675           11,928,339
                                                             ------------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $       21,149,497    $      20,901,127
                                                             ==================    =================

See accompanying notes to the unaudited condensed consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, 2005   September 30, 2004   SEPTEMBER 30, 2005   September 30, 2004
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                    $        7,068,730   $        5,308,488   $       20,784,069   $       18,394,350
Cost of sales                                        (5,450,238)          (4,153,392)         (15,629,792)         (13,806,216)
                                             ----------------------------------------------------------------------------------

GROSS PROFIT                                          1,618,492            1,155,096            5,154,277            4,588,134
                                             ----------------------------------------------------------------------------------

Operating expenses:                                           -
   Selling, general and administrative
     expenses                                        (1,271,342)          (1,164,100)          (4,254,969)          (4,068,414)
   Research and development                             (77,733)             (84,097)            (270,543)            (431,394)
                                             ----------------------------------------------------------------------------------

OPERATING PROFIT (LOSS)                                 269,417              (93,101)             628,765               88,326

-------------------------------------------------------------------------------------------------------------------------------
Other income (expense):
   Miscellaneous income                                       -               20,000               25,000              100,000
   Interest income                                       44,880               30,330              139,598              158,366
   Interest expense                                      (8,316)              (1,689)             (13,150)              (4,977)
                                              ---------------------------------------------------------------------------------
                                                         36,564               48,641              151,448              253,389

-------------------------------------------------------------------------------------------------------------------------------

 INCOME (LOSS) BEFORE INCOME TAXES                      305,981              (44,460)             780,213              341,715

Income tax (expense) benefit                            136,443               16,164              (53,243)            (129,197)
                                             ----------------------------------------------------------------------------------

NET INCOME (LOSS)                            $          442,424   $          (28,296)  $          726,970   $          212,518
                                             ==================================================================================

-------------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

   Basic income (loss) per common share      $             0.31   $            (0.02)  $             0.51   $             0.15
   Diluted income (loss) per common share    $             0.31   $            (0.02)  $             0.51   $             0.15

   Basic average number of common and
     common equivalent shares outstanding             1,423,775            1,423,775            1,423,775            1,423,775
   Diluted average number of common and
     common equivalent shares outstanding             1,423,775            1,423,775            1,423,775            1,426,075

===============================================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                            2005            2004
-----------------------------------------------------------------------------------------------------
Cash provided by operations:
   Net income                                                           $    726,970    $    212,518

Reconciliation of net income to net cash
  provided by operations:
   Deferred income taxes                                                     (77,604)              -
   Depreciation                                                              178,899         205,434
   Intangible amortization and goodwill impairment                           138,783         116,327
   Stock-based compensation                                                   28,278           5,227

Changes in operational assets and liabilities net of effect of acquisition:
   Accounts and notes receivable                                           1,800,902        (310,377)
   Inventories                                                             2,924,091      (1,705,320)
   Prepaid and other assets                                                  157,810         108,099
   Notes Receivable                                                                -         154,565
   Accounts payable and other accrued liabilities                           (620,252)        187,425
   Deferred revenues                                                      (4,261,558)       (874,644)
                                                                        -----------------------------
   NET CASH PROVIDED BY (USED IN) OPERATIONS                                 996,319      (1,900,746)
                                                                        -----------------------------

Cash flow from investing activities:
   Securities purchased                                                   (6,114,070)     (4,493,138)
   Securities sold                                                         6,103,247         890,577
   Acquisition of Newstec and related expenses                            (4,477,455)              -
   Repayment of long-term debt                                                (1,459)              -
   Capital expenditures                                                      (92,726)       (163,661)
                                                                        -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                                     (4,582,463)     (3,766,222)
                                                                        -----------------------------

Decrease in cash and cash equivalents                                     (3,586,144)     (5,666,968)

Cash and cash equivalents at beginning of year                             5,762,511       7,490,814
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of quarter                             $  2,176,367    $  1,823,846
=====================================================================================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
Cash acquired with the acquisition of Newstec                           $    145,217    $          -
Unrealized gain (loss) on securities available for sale, net of taxes   $      2,088    $    (10,285)
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
   Interest                                                             $     13,150    $      4,977
=====================================================================================================

See accompanying notes to the unaudited condensed consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Newstec, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2004 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of September 30, 2005 and the results of its operations and cash flows for the nine months ended September 30, 2005. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2004 was derived from audited financial statements, but, as permitted by S-X is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment requiring complex installation services that has been shipped to customers but for which the sale has not been recognized. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2005 and December 31, 2004 is as follows:

                                     SEPTEMBER 30, 2005     December 31, 2004
      -----------------------------------------------------------------------
      Raw materials                     $  2,964,244          $  1,844,297
      Work in process                        896,020             1,024,104
      Finished goods                         133,521               162,497
                                     ----------------------------------------
      Subtotal                             3,993,785             3,030,898
      Shipped, not recognized                644,541             1,845,779
                                     ----------------------------------------
                                        $  4,638,326          $  4,876,677
                                     ----------------------------------------

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

NOTE 5 - STOCK-BASED COMPENSATION

Prior to 2003, the company accounted for its equity compensation plan under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 2003, the company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002. Awards under the company's plans vest over periods ranging from three to five years. The following table illustrates the effect on net income and income per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                    FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30, 2005   September 30, 2004
----------------------------------------------------------------------------------------------------
Net income as reported                                          $   726,970          $    212,518
Deduct total stock-based employee compensation expense
   determined under fair-value-based method for all awards
   (net of tax expense, $8,705 in 2005 and $12,125 in 2004)         (13,821)              (19,876)

Pro forma net income                                            $   713,149          $    192,642

Income Per Share:
Basic and diluted income  per share                             $      0.50          $       0.14

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

Options issued after December 31, 2002 resulted in stock-based compensation expense totaling $15,825 and $5,227 for the nine months ended September 30, 2005 and 2004, respectively. Restricted shares issued under the plan resulted in a stock-based compensation expense totaling $12,453 and $0 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 6 - ACQUISITION

On August 10, 2005, the Company purchased the outstanding stock of Newstec, Inc. (Newstec), a privately-held company located in Walpole, Massachusetts. Newstec manufactures and sells high-speed inserting equipment and controls designed to handle inserting requirements for the newspaper and commercial printing markets. The Company acquired Newstec to enhance its product offering and expand new product development capabilities.

The Company paid to the shareholders of Newstec (the "Sellers") $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Quipp, Inc. stock based upon criteria specified in the agreement. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and securities on hand. To date, the total paid and accrued acquisition costs for the stock purchase amounted to $4,622,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses).

The acquisition was treated as a purchase transaction and the purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair value on the acquisition date. The Company has hired an independent appraisal organization to assist with the valuation of intangible assets, which has not been finalized as of the date this report is filed. The preliminary purchase price was allocated as follows:

      Cash Paid                           $  4,372,672
      Accrued acquisition costs                250,000

      Liabilities assumed:
         Current                             4,347,517
         Long term                              26,786
                                          ------------

                                          $  8,996,975
                                          ------------

      Fair Value of Tangible Assets:

      Current assets                      $  3,947,568
      Fixed assets                              40,602

      Intangible assets:
         Non-competition agreement           2,000,000
         Customer lists                        820,000
         Trade names                           286,000
         Goodwill                            1,902,805
                                          ------------

                                          $  8,996,975
                                          ------------

Of the total purchase price, $2,820,000 was allocated to amortizable intangible assets including customer lists and non-competition agreements. Customer lists represent Newstec's relationships with its installed base of customers. The Company entered into a non-competition agreement with the former principals of Newstec, Inc. for a minimum term ending two years after the date the former principals of Newstec cease to be employed by the Company, subject to a minimum five year term.

Details of the amortizable intangibles follow:

                                     FAIR
           INTANGIBLE ASSET          VALUE        LIFE
      -------------------------    ---------    --------
      Customer Relationship          820,000    10 Years
      Non-competition Agreement    2,000,000     7 Years

The unaudited condensed consolidated statement of operations for the period ended September 30, 2005, include the operating results of Newstec from the date of acquisition. The following unaudited pro forma results of operation of the Company for the period ended September 30, 2005 assume the acquisition occurred as of January 1, 2004. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition been completed on the dates indicated.

                                         SEPTEMBER 30, 2005   September 30, 2004
--------------------------------------------------------------------------------
      Net Sales                            $  27,307,071         $  23,945,221

      Net Income                                 781,682               360,990

      Basic income per common share        $        0.55         $        0.25

      Diluted income per common share      $        0.55         $        0.25

      Basic average number of common
              shares outstanding               1,423,775             1,423,775

      Diluted average number of common
              shares outstanding               1,423,775             1,426,075

NOTE 6 - RECLASSIFICATIONS

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 financial statement presentation.

NOTE 7 - RECENT PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 123 (revised 2004), "Shared-based Payment" ("SFAS 123R"). This statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. The Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires that the fair value of all stock option awards issued to employees be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating this statement, but expects no material impact upon adoption.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends ARB No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective January 1, 2006. The Company is evaluating this statement, but expects no material impact upon adoption.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 beginning January 1, 2006 and expects no material impact upon adoption.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:

                                            THREE MONTHS ENDED        NINE MONTHS ENDED
                                               SEPTEMBER 30,            SEPTEMBER 30,
                                            2005         2004         2005         2004
                                         (UNAUDITED)  (Unaudited)  (UNAUDITED)  (Unaudited)
-------------------------------------------------------------------------------------------
NET SALES                                   100.0%       100.0%       100.0%       100.0%
GROSS PROFIT                                 22.9%        21.8%        24.8%        24.9%
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                   17.9%        21.9%        20.5%        22.1%
RESEARCH AND DEVELOPMENT                      1.1%         1.6%         1.3%         2.3%
OTHER INCOME, NET                             0.5%         0.9%         0.7%         1.4%
NET INCOME (LOSS)                             6.3%        (0.5%)        3.5%         1.2%

THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
----------------------------------------------

NET SALES for the three months ended September 30, 2005 were $7,068,730, an increase of $1,760,242 (33.2%) compared to net sales of $5,308,488 for the corresponding period in 2004. The increase in net sales is entirely attributable to $1,817,000 of revenue recognized by our newly acquired subsidiary, Newstec, Inc. (Newstec) following our acquisition of Newstec on August 10, 2005. Newstec manufactures and sells high-speed inserting equipment and controls designed to handle inserting requirements for the newspaper and commercial printing markets.

GROSS PROFIT for the three months ended September 30, 2005 was $1,618,492, an increase of $463,396 (40.1%), as compared to $1,155,096 for the corresponding period in 2004. Gross profit as a percentage of net sales was reduced in the quarter ending September 30, 2005 due to the purchase accounting write-up of Newstec's inventory on the date of acquisition, resulting in higher cost-of-sales of approximately $187,000.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2005 were $1,271,342 an increase of $107,242 (9.2%) as compared to $1,164,100 for the corresponding period in 2004. The increase resulted primarily from Newstec selling, general and administrative expenses incurred since the date of acquisition offset in part by an adjustment to accrued liabilities. During the quarter, we settled a matter with the Export-Import Bank of the United States related to a dispute arising from the sale of equipment to a foreign customer in 2000. The settlement with the Export-Import Bank of the United States was less than the cost estimated and accrued, and, as a result, we recorded a $235,000 credit to selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2005 were $77,733, a decrease of $6,364 (7.6%) as compared to $84,097 for the same period in 2004. For the three months ended September 30, 2005, our research and development costs consisted mostly of developing and testing the In-Line-C inserting/collating system with poly-wrapping capabilities. During the corresponding period in 2004, our research and development efforts related to software development and testing of the Quipp Packman packaging system, redesign of the gripper conveyor and product development for the In-Line-C.

OTHER INCOME AND EXPENSE (NET) for the three months ended September 30, 2005 were $36,564 as compared to $48,641 for the corresponding period in 2004. Interest income increased by $14,550 to $44,880 for the three months ended September 30, 2005 compared to $30,330 for the same period in 2004. Interest income was higher primarily due to improved interest rates offset in part by lower average balances of cash and cash equivalents and securities. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $0 in the third quarter of 2005 compared to $20,000 during the same period in 2004. Interest expense was greater for the three months ended September 30, 2005 primarily due to amortization of loan costs associated with our line of credit described below under "Liquidity."

INCOME TAX EXPENSE for the three months ended September 30, 2005 was reduced by $250,000 as we adjusted current and deferred state tax liabilities because we settled tax obligations for amounts that were less than estimated and accrued.

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
---------------------------------------------

SALES for the nine months ended September 30, 2005 were $20,784,069, an increase of $2,389,719 (13.0%) compared to net sales of $18,394,350 in the same period in 2004. Net sales for the first nine months of 2005 include $1,817,000 of revenue recognized by Newstec.

GROSS PROFIT for the nine months ended September 30, 2005 was $5,154,277, an increase of $566,143 (12.3%) as compared to $4,588,134 for the corresponding period in 2004. Gross profit as a percentage of sales for the nine months ended September 30, 2005 decreased to 24.8% compared to 24.9% for the corresponding period in 2004. Gross profit as a percentage of net sales was slightly lower than the corresponding period last year mostly due to a low margin contract completed in the first quarter of 2005 and the purchase accounting write-up of Newstec inventory described above in the discussion of results of operations for the three months ended September 30, 2005 and 2004.

We generated only a nominal profit margin on revenue of approximately $2,700,000 for a complex system during the quarter ending March 31, 2005. The order for the system was negotiated in 2003 when our market was just beginning to show signs of recovery. We expected lower margins on this order due to competitive pricing pressures and because it included a high content of equipment manufactured by others and involved installation services that historically produce lower gross profit margins.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2005 were $4,254,969, an increase of $186,555 (4.6%) as compared to
$4,068,414 for the same period in 2004. The increase resulted primarily from consulting and other expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and from Newstec's selling, general and administrative expenses incurred since the date of acquisition offset in part by an adjustment to accrued liabilities described above in the discussion of results of operations for the three months ended September 30, 2005 and 2004.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2005 were $270,543, a decrease of $160,851 (37.3%) as compared to $431,394 for the same period in 2004. For the nine months ended September 30, 2005, our research and development costs pertained mostly to the continued development and testing of our In-Line-C inserting/collating system with poly-wrapping capabilities. During the corresponding period in 2004, our research and development efforts related to software development and testing of the Quipp Packman packaging system, redesign of the gripper conveyor and product development for the In-Line-C.

OTHER INCOME AND EXPENSE (NET) for the nine months ended September 30, 2005 were $151,448 as compared to $253,389 for the corresponding period in 2004. For the nine months ended September 30, 2004, we recognized interest income related to repayment of a note from an international customer who previously was delinquent in making payment. Additionally, royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $25,000 for the nine month period in 2005 compared to $100,000 during the same period in 2004. Interest expense was greater for the nine months ended September 30, 2005 primarily due to amortization of loan costs associated with our line of credit.

INCOME TAX EXPENSE for the nine months ended September 30, 2005 was reduced by $250,000 as we adjusted current and deferred state tax liabilities because we settled tax obligations for amounts that were less than estimated and accrued.

GENERAL
Our backlog as of September 30, 2005 was $9,732,000 including Newstec backlog of 4,298,000, compared to $8,631,000 at December 31, 2004 and $7,119,000 at
September 30, 2004. We expect to ship all items in our backlog during the next twelve months. Orders for the nine months ended September 30, 2005 were $16,923,000 including Newstec orders of $1,486,000 since the acquisition date, compared to orders of $12,291,000 during the nine months ending September 30, 2004.

LIQUIDITY
On September 30, 2005, cash and cash equivalents and securities available for sale totaled $5,165,974 as compared to $8,739,207 at December 31, 2004, a decrease of $3,573,233. Working capital on September 30, 2005 was $5,771,966, a decrease of $4,045,837 from $9,817,803 at December 31, 2004. The reduction of cash and cash equivalents and securities available for sale and the reduction in working capital are due primarily to the cash paid for the acquisition of Newstec and related expenses.

We anticipate that, during the next six months we will purchase new computer hardware. We estimate that the cost of such equipment will be approximately $500,000.

On March 25, 2005, we entered into a line of credit agreement with Merrill Lynch Business Financial Services, Inc. Under the terms of the agreement, we can borrow up to $3,000,000 subject to a limit based on eligible accounts receivable and inventory. Borrowings are secured by all accounts receivable, inventory, intangibles and contract rights as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. The Agreement expires on April 30, 2006 and is subject to renewal in accordance with terms specified in the agreement. As of the date of this report, we have not drawn on the line of credit.

The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

FORWARD LOOKING STATEMENTS
--------------------------
This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders, new computer hardware purchases and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, unanticipated expenses and engineering and production difficulties and unanticipated difficulties in replacing our computer hardware.

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

ITEM 4 CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that, due to the material weakness described under "Change in Internal Control over Financial Reporting" below, our disclosure controls and procedures as of the end of the period covered by this report were not functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)   Change in Internal Control over Financial Reporting

Management has identified a material weakness in our internal control over financial reporting as of the end of the period covered by this report based on its determination that we lacked effective controls over the processes and procedures involved in the calculation of current and deferred income tax liabilities for interim quarterly financial reporting. Specifically, we did not correctly compute adjustments to our current and deferred income taxes to appropriately address the effect of certain state income tax settlements. The error was identified by our independent auditors as part of their review of the financial statements included in this report. As a result, we recorded adjustments in the condensed consolidated financial statements for the three and nine months ended September 30, 2005 to current and deferred tax liabilities. The adjustment related to the third quarter of 2005 and did not affect prior periods. Effective the 4th quarter of 2005, we have determined to expand the scope of our existing engagement with our tax accountants (who are not our independent auditors) to include the preparation and conduct an in depth review of quarterly tax calculations with the Company.

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

                                    QUIPP, INC.

      Date: November 18, 2005       By: /S/ Michael S. Kady
                                        -------------------------------------
                                        Michael S. Kady
                                        President and Chief Executive Officer

                                    By: /S/ Eric Bello
                                        -------------------------------------
                                        Eric Bello
                                        Treasurer (Principal financial and
                                        accounting officer)