Form 10-K
period 2005-12-31
QUIPP INC
filed 2006-03-30
CIK 796577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2005
                                            -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      For the transition period from ________________ to ________________

                         Commission file number 0-14870

                                  Quipp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                                59-2306191
--------------------------------                             -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

  4800 NW 157th Street, Miami, Florida                             33014
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

Registrant's telephone number, including area code  (305) 623-8700

           Securities registered pursuant to Section 12(g) of the Act;

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _ No X_ Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [ ]  No  [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ___ accelerated filer ___ Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $16,478,000*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 2006 was 1,423,775.
                       DOCUMENTS INCORPORATED BY REFERENCE

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

================================================================================

                                   QUIPP, INC.

                                TABLE OF CONTENTS

                                                                                                    PAGE
                                                                                                    ----
                                     PART I
Item 1.      Business............................................................................    3
Item 1A.     Risk Factors........................................................................    6
Item 1B.     Unresolved Staff Comments...........................................................    8
Item 2.      Properties..........................................................................    8
Item 3.      Legal Proceedings...................................................................    8
Item 4.      Submission of Matters to a Vote of Security Holders.................................    8

                                     PART II
Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...............    11
Item 6.      Selected Financial Data ............................................................    12
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................    13
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk..........................    20
Item 8.      Financial Statements and Supplementary Data.........................................    20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..........................................................................    21
Item 9A.     Controls and Procedures.............................................................    21

                                    PART III
Item 10.     Directors and Executive Officers of the Registrant..................................    21
Item 11.     Executive Compensation..............................................................    21
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related
             Stockholder Matters.................................................................    21
Item 13.     Certain Relationships and Related Transactions......................................    21
Item 14.     Principal Accountant Fees and Services..............................................    21


                                     PART IV
Item 15.     Exhibits and Financial Statement Schedules..........................................    23

                                     PART I

ITEM 1 - BUSINESS

Through our wholly owned subsidiaries, Quipp Systems, Inc. ("Quipp Systems") and Newstec, Inc. ("Newstec"), we design, manufacture, sell, and install material handling equipment and systems that automate the post-press production process for newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are assembled, stacked, bundled and transferred to shipping docks, from which they are loaded into delivery trucks, or loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

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

IN-LINE INSERTER - The Quipp In-Line inserting system automates the process of inserting sections of newspapers or advertisements into the main section of the newspaper. The In-Line inserting system has been designed to handle inserting requirements primarily for small to medium sized newspaper operations and can insert documents ranging from 3" x 5" cards or coupon books to full broadsheets at a machine speed up to 12,000 copies per hour.

NEWSTEC SLS 1000(R) - With maximum machine speeds up to 25,000 copies per hour, the NEWSTEC SLS-1000(R) is designed to handle inserting requirements for medium and large newspaper operations.

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

AFTERMARKET SPARE PARTS AND SERVICE - We provide spare and repair parts and services for our products.

ORIGINAL EQUIPMENT MANUFACTURERS' (OEM) EQUIPMENT - We also sell OEM products to complement our product line. Our primary market includes newspaper publishers with circulation exceeding 50,000 copies daily.

With our recent acquisition of Newstec, we have a more complete post-press product offering, enabling us to offer complete systems to meet the needs for most post-press applications and provide our customers a single source for integrated post-press material handling systems. With the Quipp In-Line inserter and Quipp Off-Press counter stacker, we have also focused sales and marketing efforts on newspapers with daily circulation under 50,000, and on newspapers and commercial printers that print weekly or monthly publications.

Our equipment prices range from $5,000 to $1,200,000, and post-press systems, which usually include an integration of equipment, software, and controls, can be priced much higher. Equipment and basic system orders normally require a lead-time from six to 13 weeks from order date to installation date. Complex systems may require lead-times of up to 26 weeks.

Our manufacturing activities consist primarily of the assembly of purchased components, the fabrication of mechanical and conveyor frames and the testing of completed products. We use approximately 300 vendors to supply parts, materials and components for our various products. We believe that alternative sources of supply are available for all required components. If necessary, certain parts could be manufactured in our in-house machine shop, which is used primarily for custom engineering and development of prototype equipment.

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and our staff of technicians or outside vendors provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2005, 2004, and 2003, spare parts sales accounted for approximately 10%, 9%, and 10% of our net sales, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 7%, 9%, and 11% of total sales in 2005, 2004, and 2003, respectively. The following table indicates the amount of sales by geographic area during the past three years:


         SALES BY GEOGRAPHIC AREA

                                 2005            2004             2003
                  -------------------------------------------------------

         United States      $24,096,107      $22,517,519      $17,353,571
         Canada                 564,362        1,821,042        1,478,233
         Latin America          613,421          302,213          400,462
         Europe                   1,354               --          130,681
         Other                  507,635           49,281          157,746
                            -----------      -----------      -----------

                            $25,782,879      $24,690,055      $19,520,693

                  -------------------------------------------------------

As of December 31, 2005, our backlog of orders was approximately $13,524,000 as compared to $8,631,000 on December 31, 2004. In addition to orders in process at our production facility, our backlog includes orders that have been shipped to customers but, in accordance with our revenue recognition policy, are not yet reflected in net sales (see note 1 to the consolidated financial statements included in this report). We expect to ship all orders included in our December 31, 2005 backlog within the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Item 7.

For the years ended December 31, 2005, 2004, and 2003, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. and The New York Times Company each accounted for 11% of our net sales in 2005. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of our net sales in 2004, respectfully. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of our net sales in 2003, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

OEM sales accounted for approximately 6.3%, 4.5%, and 7.1% of our total sales in 2005, 2004, and 2003, respectively.


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

We believe we have two principal competitors for the newspaper post-press system business in the United States: the post-press division of Goss International Corporation, a U.S. company and GMA, a domestic subsidiary of Muller-Martini Versand-Systeme AG, a Swiss company. In addition, there are several companies that compete with respect to certain of our products. We have experienced competition on the basis of price with respect to most of our products and anticipate that price competition will continue, although product performance and customer service are also important competitive factors.

MARKETING
In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale. Advertising costs totaled $75,495, $71,182, and $82,001 in 2005, 2004, and 2003, respectively.

PATENTS AND TRADEMARKS
We hold 34 U.S. and foreign patents, which expire during the period from 2006 to 2021. We have one patent pending and continue to apply for patent protection when deemed advisable; however, we believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. "Quipp" is a registered trademark of Quipp, Inc.

RESEARCH AND DEVELOPMENT
Research and development costs totaled $393,600, $707,147, $581,121 in 2005, 2004, and 2003, respectively. In 2005, we continued to develop and test our In-Line-C inserting/collating system with poly-wrapping capabilities and commenced development of new controls for some of our equipment. In 2004, we focused much of our research and development efforts on our new In-Line C inserting/collating system with poly-wrapping capabilities. Additionally, we expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and completed the software for the Quipp Packman packaging system. In 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

EMPLOYEES
As of December 31, 2005, we had 120 full-time employees. None of our employees are represented by a union, and we consider our employee relations to be good.

RECENT DEVELOPMENTS
On February 28, 2006, we announced that our Board of Directors has decided to evaluate strategic alternatives to determine whether a strategic transaction, including a possible sale of Quipp, is feasible and desirable. We have engaged Capitalink L.C., of Coral Gables, Florida, to assist us in this endeavor. Capitalink has previously rendered investment banking serves to us, including in connection with our acquisition of Newstec.

We have not determined to sell our company. It is possible that, as a result of the Board's evaluation, we will conclude that a sale is not in our best interest and will determine to continue our current mode of operations, or consider other alternatives. Moreover, we are not modifying our previously disclosed acquisition strategy and will maintain management focus on expanding our business while strategic options are being reviewed.

In order to facilitate the effectiveness of the evaluation process, our Board has extended, for another 18 months, the expiration date of our Shareholder Rights Plan, which was adopted in March 2003 and had been scheduled to expire on March 2, 2006. The new expiration date is September 4, 2007. We believe that this extension will help to ensure the orderly completion of the evaluation process.



SLS 1000(R) is a registered trademark of GMA, Inc.


ITEM 1A - RISK FACTORS

OUR OPERATIONS ARE LARGELY DEPENDENT ON THE NEWSPAPER INDUSTRY; ADVERSE CONDITIONS IN THE NEWSPAPER INDUSTRY ADVERSELY AFFECT OUR BUSINESS.

Virtually all of our sales are to newspapers or to other companies servicing the newspaper industry. We believe that capital spending decisions by newspapers are affected by their operating performance. In periods of decline in the newspaper industry, we have experienced a decline in orders, which has adversely affected our sales and net income.

The newspaper industry is very mature, and has been experiencing reductions in circulation in recent years. Moreover, a series of circulation copy count restatements at some newspapers also adversely affected the newspaper industry. These factors have contributed to increasing challenges for newspapers in maintaining or increasing advertising revenues. As a result of conditions generally in the newspaper industry over the past several years, we have been unable to approach the level of net sales and net income we realized in 2000. We are attempting to address these constraints by pursuing an acquisition program designed to expand our presence in the post press market and to enable us to enter into complimentary markets. However, we cannot predict if these efforts will be successful and, in any event, an extended decline in the financial performance of the newspaper industry would materially adversely affect our business.


WE FACE FORMIDABLE COMPETITION FROM A NUMBER OF COMPANIES, SOME OF WHICH HAVE MUCH GREATER RESOURCES THAN WE HAVE.

We confront aggressive competition in the sale of post-press equipment. Our two largest competitors are the post press division of Goss International Corporation and GMA, a subsidiary of Muller-Martini Verstand Systems AG. The corporate organizations of which these competitors are a part are far larger than we are and have much greater financial and marketing resources than we have. We also compete with some smaller companies, usually when projects involve the sale of individual machines rather than systems. Our inability to successfully compete in the post press equipment market would harm our business.

CONSOLIDATION IN THE NEWSPAPER INDUSTRY COULD HAVE A SIGNIFICANT NEGATIVE IMPACT ON OUR BUSINESS IF A NEWSPAPER GROUP DETERMINES TO TERMINATE THE RELATIONSHIP OF ITS NEWSPAPERS WITH US.

In the past several years, there has been a good deal of consolidation in the newspaper industry. While decision making with regard to capital equipment traditionally has been made at the individual newspaper level, we are experiencing a greater degree of centralized control from media groups in connection with larger post press system orders. Therefore, if a newspaper chain were to determine to curtail the business relationship between us and its newspapers, our business would be harmed.


WE HAVE INCREASINGLY BEEN SUBJECT TO ORDER VOLATILITY, WHICH HAS CAUSED OUR OPERATING RESULTS TO BE LESS STABLE.

Our order flow in recent years has become increasingly volatile, and we have experienced periods where a healthy order flow in one quarter has been followed by a relatively low level of orders in the next quarter. Among the causes for the irregular order flow are decisions of media groups that own a variety of communications outlets other than newspapers to divert capital resources elsewhere (for example, to online media) or decisions of newspaper chains or media groups simply to reduce or defer capital spending for newspapers. Another factor is the effect on total order flow of larger system installations. An order involving a large system can result in a spike in our order flow that is typically followed by an order flow decline because we have not received such orders on a consistent basis. The variability in our order flow has, at times, impaired our ability to absorb fixed overhead costs and fully utilize our engineering and other resources. For example, as a result of slow incoming orders during the third quarter of 2004, our overhead absorption was negatively affected by a one-week plant shutdown and shortened work-weeks for production personnel. As a result, our operating results may fluctuate markedly from quarter to quarter.


IF WE ARE UNABLE TO SUCCESSFULLY IDENTIFY ACQUISITION CANDIDATES OR INTEGRATE ACQUIRED BUSINESSES, OUR BUSINESS AND GROWTH PROSPECTS WILL BE ADVERSELY AFFECTED.

We previously have announced our acquisition program designed to expand our product portfolio and increase our market share in the post-press market, as well as facilitate expansion into complementary markets. The acquisition of Newstec was a major step in our pursuit of this program.

Fundamental to the success of our acquisition program is our ability to identify companies that, if acquired, will contribute to our profitable growth. In connection with our acquisition of Newstec, we engaged in a detailed review process, with the assistance of investment bankers and accounting consultants, before determining to proceed with the acquisition. We anticipate that similar efforts will be utilized in connection with meaningful future acquisitions. Nevertheless, Newstec, or any other acquisition we may engage in, may not contribute to our operations and financial results as anticipated. Moreover, we may be unable to identify additional suitable candidates for acquisition. Either of these events could adversely affect our prospects for growth. In addition, the success of the Newstec acquisition, and any subsequent acquisitions we may complete, will be dependent largely on our ability to successfully integrate the acquired business. Successful integration will require conversion of some or all the acquired entity's information technology and other systems. Moreover, in the case of acquisitions such as Newstec, integration requires successful maintenance of manufacturing and marketing capabilities during the course of consolidation of operations. We confront the risk that integration difficulties may delay or prevent the realization of contemplated benefits of the transition. Moreover, inefficiencies associated with integration could result in higher costs than anticipated. These developments could adversely affect our business and growth prospects.

IF WE ARE UNABLE TO ACHIEVE CONTINUED ENHANCEMENT OF OUR SOFTWARE DEVELOPMENT CAPABILITIES OUR ABILITY TO COMPETE EFFECTIVELY WILL BE IMPAIRED.

Our manufacturing and marketing efforts are increasingly focused on our being a systems supplier rather than a supplier of discrete post-press components. The manufacture of post-press systems requires the development of sophisticated control software that facilitates the efficient assembly, stacking, bundling and movement of newspapers for shipment. We have focused on improving our software capabilities internally and through the use of third party consultants. In addition, our acquisition of Newstec enabled us to acquire additional software development capabilities. Nevertheless, our ability to compete effectively, especially with regard to the sale of inserters and post-press systems, will be dependent, to a considerable degree, on our ability to continue to upgrade our control software. We have, in the past, relied on third party software consultants when our internal capabilities were not sufficient to handle development requirements. While we anticipate that third party consulting assistance will be available to augment our internal development capabilities when necessary, we must be able to correctly gauge the need for such assistance sufficiently in advance to be able to supply upgrades on a timely basis. If we are unable to effectively upgrade software to meet customer requirements, our business will suffer.


TRADING IN OUR COMMON STOCK HAS BEEN SPORADIC, AND OUR STOCK PRICE COULD POTENTIALLY BE SUBJECT TO SUBSTANTIAL FLUCTUATIONS.

Our common stock is listed on the Nasdaq National Market, but generally is not actively traded. Our stock price could be affected substantially by a relatively modest volume of transactions.


ITEM 1B - UNRESOLVED STAFF COMMENTS

NOT APPLICABLE.


ITEM 2 - PROPERTIES

Our headquarters and operations are located at our Miami, Florida 63,170 square foot facility, of which approximately 48,300 square feet are utilized for manufacturing operations and 14,870 square feet are used for administrative functions. In February 2006, we entered into a three year lease on a 6,020 square feet facility in Miami, Florida to warehouse Newstec equipment that was shipped to Miami in connection with the closure of Newstec's former Walpole, Massachusetts facility. The additional leased space may also be used for the assembly of equipment. As of March 1, 2006, all Newstec operations were transferred to our Miami facilities. We believe our properties are adequate and suitable for current operations.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

          NAME                         BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS                             AGE
---------------------               ----------------------------------------------------                          ---
MICHAEL S. KADY                     Mr. Kady became President and Chief Executive                                  56
                                    Officer of Quipp in February 2002 and President of Quipp
                                    Systems, in March 2002. Mr. Kady was President of GMP
                                    Metal Products, a manufacturer of components supplied to major original equipment manufacturers in the agricultural equipment, construction machinery and transportation equipment markets, from January 2000 to January 2001.  From May 1999 to January
                                    2000, Mr. Kady was a private consultant engaged in strategy development for privately held companies.  From May 1996
                                    to May 1999, he was President and Chief Operating Officer
                                    of Shuttleworth, Inc., a designer and builder of automated material handling systems and equipment for the electronics, automotive, food and beverage and printing industries.

JOHN (SKIP) CONNORS                 Mr. Connors is President of Newstec, a wholly owned                            44
                                    subsidiary of Quipp acquired in August 2005.  He has
                                    been President of Newstec since August 1998 and Quipp's
                                    Vice President of Corporate Development since August
                                    2005.  Prior to his involvement with Newstec, Mr. Connors served in a variety of sales and marketing positions with Graphics
                                    Management Associates, Inc. (GMA), a manufacturer of inserting and material handling equipment for the newspaper industry.

CHRISTER A. SJOGREN                 Mr. Sjogren, Executive Vice President of Quipp Systems                         63
                                    since 1994, has served Quipp or Quipp Systems in various
                                    capacities since 1983.  He is currently responsible for our research and development activities.

DAVID SWITALSKI                     Mr. Switalski, Vice President of Operations of Quipp                           46
                                    Systems since July 2000, has served Quipp or Quipp
                                    Systems in various capacities since 1984. He
                                    is currently responsible for production,
                                    electrical and mechanical engineering and
                                    information systems.

ANGEL ARRABAL                       Mr. Arrabal, Vice President of Sales and Marketing of                          46
                                    Quipp Systems since 2003, has served Quipp or Quipp
                                    Systems in various capacities since 1986.  He is currently responsible for worldwide sales and marketing.


          NAME                         BUSINESS EXPERIENCE DURING THE PAST FIVE YEARS                             AGE
---------------------               ----------------------------------------------------                          ---
MOHAMMED JAMIL                      Mr. Jamil, Vice President of Customer Service of Quipp                         53
                                    Systems since 2001 has served Quipp or Quipp
                                    Systems in various capacities since 1984.  He is currently responsible for preparation of quotations, product testing, installations, customer support and project management.

ERIC BELLO                          Mr. Bello has been Director of Finance and Treasurer of Quipp                  42
                                    since February 2002, Vice President of Finance and CFO of Quipp
                                    Systems, Inc. since February 2005 and Treasurer of Newstec, Inc.
                                    since August 2005.  He has served Quipp and  Quipp Systems
                                    Inc. in various capacities since 1999.  Prior to joining Quipp, he served as Corporate Controller of Med-Waste, Inc., a company involved in medical waste management; Controller of Nature's Products, Inc., a vitamin manufacturer; and Controller of the U.S. Division of
                                    Althin Medical, Inc., a medical device manufacturer. Mr. Bello, who is a Certified Public Accountant, also was on the auditing staff of KPMG Peat Marwick (now KPMG LLP).

                                     PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Our Common Stock, $.01 par value, is traded on the Nasdaq National Market under the symbol, "QUIP." The following table sets forth the high and low sales prices of our Common Stock as reported by Nasdaq for each calendar quarter in 2005 and 2004:

         -----------------------------------------------------------------------
                                         2005                      2004

                                HIGH            LOW         High           Low
         -----------------------------------------------------------------------

         FIRST QUARTER          $13.20        $11.50       $19.49        $11.50
         SECOND QUARTER          18.49          9.62        16.00         13.88
         THIRD QUARTER           15.40         10.93        14.97         13.04
         FOURTH QUARTER          12.21          9.79        14.00         12.45

         -----------------------------------------------------------------------



We did not pay any dividends in 2005 or 2004. However, we have commenced the payment of quarterly dividends in 2006.

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2005 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

                             SELECTED FINANCIAL DATA
                 (IN THOUSANDS, EXCEPT PER SHARE AND SHARE DATA)

--------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED                                                2005          2004          2003           2002           2001
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATION INFORMATION:
Net sales                                                 $25,783       $24,690        $19,521        $16,530        $21,669
  Gross profit                                              6,271         6,437          5,579          4,133          5,250
  Selling, general and administrative expenses              6,000         5,271          4,832          4,143          5,061
  Research and development                                    394           707            581            458            379
  Operating profit (loss)                                   (122)           459            166          (469)          (191)
  Other income (expense), net                                 174           307            141            289            461
--------------------------------------------------------------------------------------------------------------------------------
  Net income (loss)                                           254           486            201          (106)            190
--------------------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
  Net income (loss) per share (basic)                         .18           .34            .14          (.07)            .12
  Net income (loss) per share (diluted)                       .18           .34            .14          (.07)            .11
  Book value per share                                       8.50          8.38           8.04           7.91           8.00
  Market price per share (unaudited) - high                 18.49         19.49          13.36          15.10          26.44
                                     - low                   9.62         11.50           9.00           8.25          12.31

--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION
  Current assets                                          $15,885       $18,441        $17,109        $14,723        $15,029
  Total assets                                             23,099        20,901         19,793         16,902         17,839
  Current liabilities                                      10,675         8,623          7,894          5,139          5,854
  Long-term liabilities                                       264           350            450            550            650
  Shareholders' equity                                     12,161        11,928         11,450         11,212         11,336
Weighted average number of equivalent
shares outstanding                                      1,429,929     1,425,497      1,422,707      1,417,682      1,658,296

--------------------------------------------------------------------------------------------------------------------------------

In August 2005, we acquired 100% of the stock of Newstec, a company located in Walpole Massachusetts that manufactures and sells inserters and controls to newspaper publishers and companies that service newspaper publishers. Our 2005 selected financial data reflects operations from the date of the acquisition. See note 6 to the consolidated financial statements for the unaudited pro forma results prepared for comparative purposes.

In May 2001, we purchased 550,000 shares of our common stock for $11,000,000 in a modified "Dutch auction" tender offer. We also incurred $461,136 in related fees and expenses.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

NEWSPAPER INDUSTRY CONSIDERATIONS
Our financial performance reflects, to a meaningful extent, conditions in the newspaper industry. We believe that our customers' spending for capital investment, and therefore, demand for our equipment, are affected by fluctuations in advertising revenue and newsprint cost. Specifically, we believe the growth in our business is somewhat reflective of the growth in newspaper advertising revenues, offset by any increases in newsprint costs. Similarly, we believe that a decline in advertising revenues generally will adversely affect capital equipment spending by newspapers and, as a result, will adversely affect our financial performance. On a longer-term basis, we believe that capital investment patterns have been, and will continue to be, affected by reduction in newspaper circulation and industry consolidation. According to published reports, newspaper circulation in the United States has decreased by an average of approximately 1% each year from 1987 to 2004. According to statistics from the Audit Bureau of Circulation, daily newspaper circulation declined 2.6% for the six months ending September 30, 2005 compared to the same period in 2004. The sharp decline in 2005 may have reflected a correction of circulation statistics that certain newspapers had reportedly misstated in recent years. Nevertheless, we expect the trend of decreasing circulation to continue as newspapers continue to compete for advertising revenue with other media including the Internet, direct mail, television and radio. While reduced circulation could negatively affect demand for our products, we believe the consolidation of newspaper ownership in recent years has had a positive impact on our business. In many cases, when large newspaper and media groups have acquired small newspapers and newspaper chains, the acquiring groups centralize the production and distribution of multiple newspapers located in a geographic area to one or a few sites. The operation of centralized production and distribution facilities typically require the purchase of additional automated equipment. Therefore, consolidation could enhance demand for our products.

Based on published financial reports and discussions with our customers, we believe that major newspaper chains generally derive over 70% of their revenues from advertising. Statistics obtained from the Newspaper Association of America
(NAA) indicate that newspaper advertising revenue increased 1.51% during the year ended December 31, 2005 compared to the same period in 2004, representing a growth rate than is significantly lower than historical rates. Although recently published reports by analysts indicate the expectation of a modest improvement in 2006, management believes that the trend of lower than historical increases in advertising revenue will continue into 2006, mostly due to competition for advertising dollars by other media. Nevertheless, statistics available from NAA indicate that, in 2004 (which we believe are the most recent statistics available), U.S. newspaper advertising revenue amounted to $48.2 billion, continuing to rank newspapers second behind direct mail ($52.2 billion) and ahead of broadcast television ($46.3 billion) in the allocation of advertising dollars. Despite published reports of significant advertising revenue gains achieved by the Internet, such revenues remain well below traditional media, amounting to $5.3 billion in 2004.

Based on public filings of financial reports of many newspaper chains, newsprint represents a significant operating expense for newspaper publishers. According to published reports, newsprint prices increased steadily during 2005. While published reports indicated that newsprint prices are expected to rise again in 2006, publishers are attempting to offset the newsprint price increase by reducing their consumption as they move to smaller web widths and lighter newsprint weight. Accordingly, management expects that the increase in newsprint prices will have only a moderate affect on capital spending demands of newspaper publishers in 2006.

Our 2005 booked orders totaled $25,630,000 compared to $19,913,000 in 2004. Approximately $820,000 of the 2005 booked orders were generated by Newstec following its acquisition by us in August 2005. The larger volume of orders received in 2005 are partly due to demand for our recently introduced Quipp Packman packaging system. Additionally we believe that our customers accelerated placing orders in December 2005 to avoid an announced price increase scheduled for January 1, 2006.

We have previously disclosed our acquisition strategy to enhance our position in the post-press newspaper industry and in markets that will provide reasonable diversification. With the acquisition of Newstec in August 2005, we expect to benefit from a more complete product offering, expanded new product development capabilities, and increased depth of management talent. We will continue to seek acquisitions in the post-press newspaper market and other markets that will provide reasonable diversification.

EFFECT OF CONTRACT TERMS ON CASH GENERATION, REVENUE RECOGNITION
Most of our sales are made on a contract basis. A typical sales contract requires a customer to pay for its purchase in installments as follows: 30% due at the time of the order; 30% due 60 days prior to shipment; 30% due 30 days prior to shipment; 5% due upon installation and 5% due upon acceptance. Contract payment terms vary for some orders and may be based on our achievement of agreed upon milestones. While cash is collected throughout the order process, revenue is recognized only when all significant contract obligations are satisfied and collection of outstanding receivables are reasonably assured in accordance with our revenue recognition policy (see note 1 to the consolidated financial statements included in this report).

We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the time required to complete installation and the receipt of new orders. Our backlog, as of December 31, 2005 and December 31, 2004, was $13,524,000 and $8,631,000, respectively. We expect to ship all orders in our December 31, 2005 backlog within 12 months.

RESULTS OF OPERATIONS
2005 vs. 2004

NET SALES
Of the $25,782,879 in 2005 net sales, we generated $2,456,965 from our new inserter product line acquired with the purchase of Newstec in August 2005.

The balance of the 2005 net sales totaling $23,325,914 decreased $1,364,141 (5.5%) compared to 2004 net sales of $24,690,055. The decrease was due mostly to lower sales volume of manufactured products including stackers, bottomwrappers and conveyor equipment, offset in part by an increase in OEM and installation revenue. The higher volume of OEM and installation revenue was due in part to the recognition of approximately $2,700,000 in revenue relating to a complex system order that was manufactured and shipped to our customer in 2003 and 2004.

Sales to foreign customers were $1,686,772 in 2005 compared to $2,172,536 in 2004. Most of our foreign sales are made to customers located in countries where equipment specifications are similar to those in the U.S, principally newspapers in Canada, Central America and South America. Because opportunities to sell our equipment overseas are not consistent, sales to foreign customers fluctuate from year to year.

GROSS PROFIT Of the $6,271,109 gross profit in 2005, $118,120 was generated by our newly acquired inserter product line. Gross profit as a percentage of net sales amounted to 4.8% on the newly acquired product line following the acquisition in August 2005. The gross profit percentage was adversely affected by low manufacturing volumes at our Walpole, Massachusetts facility, resulting in unfavorable overhead absorption. Due to the low volume of inserter orders scheduled to ship from August to December 2005, we accelerated the relocation of our newly acquired inserter operations from Massachusetts to our Miami, Florida facility and closed the Walpole Facility. The relocation was completed by March 1, 2006. The profit margin percentage for our newly acquired inserter product line was also adversely affected by the purchase accounting write-up of inventory on the date of acquisition. In other words, the inventory was written up to fair value on the date that we acquired Newstec. The purchase accounting adjustment resulted in increased cost of sales by approximately $187,000 upon recognition of the related revenue.

The balance of our 2005 gross profit was $6,152,989, a decrease of $283,973 (4.4%) compared to gross profit of $6,436,962 for the corresponding period in 2004. Gross profit as a percentage of sales increased to 26.4% in 2005 from 26.1% in 2004, mostly due to an improved sales mix resulting from lower volume of complex system projects in 2005 compared to 2004. We generally expect margins on complex systems projects to be lower than margins on discrete product sales due to competitive pricing pressures, system complexity and additional customization requirements. In addition, cost of sales in 2004 reflected the rework of a gripper conveyor system that was later returned by the customer. The improved 2005 gross profit margin was partially offset by a nominal profit earned on revenue of approximately $2,700,000 for a complex system project recognized during the first quarter of 2005. The order for this system was negotiated in 2003 when our market was just beginning to show signs of recovery. We expected lower margins on this order due not only to the factors described above, but also because it included a high content of equipment manufactured by others. Additionally, in 2005, our manufacturing plant in Miami was shut down for eleven days following hurricanes Katrina and Wilma, resulting in added facilities and property maintenance costs coupled with production start-up inefficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Of the $5,999,955 in selling, general and administrative expenses for 2005, $746,667 was incurred by our acquired operations in Walpole, Massachusetts.

The balance of our 2005 selling, general and administrative expenses amounted to $5,253,288, a decrease of $17,727 (0.3%) as compared to $5,271,015 for 2004.
During the third quarter 2005, we settled a matter with the Export-Import Bank of the United States ("EXIM Bank") related to a dispute arising from the sale of equipment to a foreign customer in 2000. The settlement with the EXIM Bank was less than the cost estimated and accrued, and, as a result, we recorded a $235,000 reduction in selling, general and administrative expenses. Additionally, due to lower sales volume, we incurred lower variable selling costs including commissions and warranty expense. The reduction to selling, general and administrative expenses was offset in part by higher expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT
Research and development expenses for 2005 were $393,600, a decrease of $313,547 (44.3%) as compared to $707,147 in 2004. In 2005, we continued to develop and test our In-Line-C inserting/collating system with poly-wrapping capabilities and commenced development of new controls for some of our equipment. In 2004, we focused much of our research and development efforts on our new In-Line C inserting/collating system with poly-wrapping capabilities. Additionally, we expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and completed the software for the Quipp Packman packaging system. In 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET)
Other income and expense (net) in 2005 was $173,636 as compared to $306,778 for the same period in 2004. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment decreased to $25,000 in 2005 compared to $120,000 during the same period in 2004. Interest income decreased to $172,123 in 2005 from $194,953 in 2004. Our interest income was lower in 2005 due to lower balances of cash, cash equivalents and securities available for sale after we expended approximately $4,500,000 for Newstec, partially offset by increases in interest rates. In addition, we recognized interest income in 2004 related to repayment of a note from an international customer who previously was delinquent in making payment. Interest expense was greater in 2005 primarily due to amortization of loan costs associated with our line of credit.

INCOME TAX (BENEFIT) EXPENSE
Income taxes for 2005 were reduced by $250,000 in the third quarter. The reduction was due to an adjustment in current and deferred state tax liabilities as a result of settlements of tax obligations with several states for amounts that were less than estimated and accrued.

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

RESEARCH AND DEVELOPMENT
Research and development expenses for 2004 were $707,147, an increase of $126,026 (21.7%) as compared to $581,121 in 2003. In 2004, we devoted much of our research and development resources to our new In-Line-C inserting/collating system with poly-wrapping capabilities. In addition, we expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and we completed the software for the Quipp Packman packaging system. For the same period in 2003, we focused much of our engineering and technical efforts on the development of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET)
Other income and expense (net) in 2004 was $306,778 as compared to $140,591 for the same period in 2003. Interest income increased to $194,953 from $133,332 mostly due to the collection of the final installment of an outstanding note receivable from an international customer. All principal and interest payments on the note receivable had previously been applied only to the principal balance due to uncertainties regarding collectability of the note. Interest relating to the note was recognized upon receipt of the final installment. Additionally, we received $120,000 of royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment. We received $15,000 of royalty income during the same period in 2003.
                                       17

LIQUIDITY AND CAPITAL RESOURCES
Over the past several years, our cash generation has been more than sufficient to support our operations. While our cash, cash equivalents and securities available for sale decreased by $2,874,566 at December 31, 2005 compared to the same date in the previous year, the decrease relates to approximately $4,500,000 expended to purchase Newstec offset in part by the collection of receivables in the first quarter of 2005 in connection with the sale of a large and complex order that required an extended period of time to design, manufacture and install.

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

Our long-term debt consists primarily of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2005, the balance due on the bonds was $350,000, of which $100,000 is classified as a current liability on our balance sheet. During 2005, the bonds bore interest at an average rate of 2.6%.

The following table provides information relating to certain of our material contractual obligations at December 31, 2005.

                                      PAYMENTS DUE BY PERIOD

---------------------------------------------------------------------------------------------------------
                                                                                                MORE
   CONTRACTUAL OBLIGATIONS        TOTAL         1 YEAR        1-3 YEARS     4-5 YEARS       THAN 5 YEARS
---------------------------------------------------------------------------------------------------------

   Employment Agreements        $1,677,083     $  740,000     $  937,083             --             --
   Building Lease               $  147,506     $   59,974     $   83,972     $    3,560             --
   Purchase Commitments         $1,082,519     $1,082,519             --             --             --
   Auto Loan                    $   23,096     $    9,088     $   14,088             --             --
   Industrial Revenue Bonds     $  350,000     $  100,000     $  250,000             --             --
---------------------------------------------------------------------------------------------------------

On December 31, 2005, cash, cash equivalents and securities available for sale totaled $5,864,641, as compared to $8,739,207 at December 31, 2004. The reduction in cash and cash equivalents and securities available for sale resulted from approximately $4,500,000 expended to purchase Newstec, offset in part by the reduction of inventory and receivables.

Working capital at December 31, 2005 was $5,210,523 a decrease of $4,607,280 from $9,817,803 at December 31, 2004. The reduction in working capital is due mostly to the purchase of Newstec.

As noted in the "Overview" section above, we may effect strategic acquisitions to enhance our position in the newspaper post-press market or provide reasonable market diversification. If any acquisition is effected, it may require a significant cash investment and additional short term or long term financing arrangements. Nevertheless, we believe that our cash, cash equivalents and securities available for sale together with our line of credit and cash generated from operations will be sufficient to fund operations at the current level.

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

Warranty reserves
We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have generally been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. Additionally, we do not have extensive warranty claims experience with recently introduced products or Newstec products. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs materialize.

Goodwill and other intangible assets
In connection with our acquisitions, we estimated the value of the acquired intangibles assets. Because the value of these assets is not certain, there is a degree of subjectivity in allocating fair value to the assets. The determination of fair value of certain of the assets can have an impact on amortization expense, because the useful lives of such assets vary from 5 years to 17 years. We review goodwill and other intangible assets periodically. The impairment review is based on a discounted cash flow approach that requires significant judgments with respect to value, revenue and expense growth rates and the selection of an appropriate discount rate. We determined that goodwill and intangible assets were not impaired in 2005. However, if acquired products fail to achieve estimated volume and price levels, market conditions unfavorably change, or other significant estimates are not realized, we may be required to recognize impairment charges in the future.

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

RECENT ACCOUNTING PRONOUNCEMENTS
See Note 17 in the Notes to Consolidated Financial Statements for recent accounting pronouncements.

FORWARD LOOKING STATEMENTS
The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders; whether a sale of Quipp may occur; possible continuation of our current mode of operations or other alternative actions and maintenance of management focus on expanding our business; the effect of changes in newspaper advertising revenue and newsprint costs on newspapers' capital spending and on orders for our products; newspaper circulation trends; the trend of advertising revenues; the effect of decreasing circulation and newspaper industry consolidation on demand for our products; adequacy of cash, cash equivalents and securities available for sale; investment in strategic acquisitions; anticipated effect of the Newstec Acquisition and adequacy of available resources, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry; the result of the strategic evaluation described in this report; unanticipated business developments; delay in transition of newspapers to smaller web widths; acceleration of the decline in newspaper circulation; capital spending reductions by newspaper publishers; demand and market acceptance for new and existing products; the impact of competitive products and pricing; delays in shipment; cancellation of customer orders; engineering and production difficulties; unanticipated customer demand for additional work in connection with large and complex orders; payment delays; and specific terms of strategic acquisitions (if any are effected),


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     PAGE

Report of Independent Registered Public Accounting Firm                  F-1

Financial Statements:

      Consolidated Balance Sheets as of December 31, 2005 and 2004       F-2

      Consolidated Statements of Operations for each of the years
         in the three-year period ended December 31, 2005                F-3

     Consolidated Statements of Shareholders' Equity for each of the
         years in the three-year period ended December 31, 2005          F-4

     Consolidated Statements of Cash Flows for each of the years in
         the three-year period ended December 31, 2005                   F-5

         Notes to Consolidated Financial Statements.                  F-6 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.



/ s / KPMG LLP
Miami, Florida
March 23, 2006
Certified Public Accountants

                                   QUIPP, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                                                            2005             2004
                                                                        ------------     ------------
ASSETS
Current assets:
    Cash and cash equivalents                                           $  2,829,246     $  5,762,511
    Securities available for sale                                          3,035,395        2,976,696
    Accounts receivable, net of allowances of $148,000 and $168,000        4,086,891        4,092,548
    Inventories                                                            4,803,013        4,876,677
    Current deferred tax asset                                               609,848          531,589
    Prepaid expenses and other current assets                                520,634          200,570
                                                                        ------------     ------------
TOTAL CURRENT ASSETS                                                      15,885,027       18,440,591

Property, plant and equipment, net                                         1,603,041        1,693,504
Intangible assets, net                                                     3,386,576          658,412
Goodwill                                                                   2,190,847           68,161
Other assets                                                                  33,738           40,459
                                                                        ------------     ------------
TOTAL ASSETS                                                            $ 23,099,229     $ 20,901,127
                                                                        ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                    $    109,088     $    100,000
   Accounts payable                                                        1,683,712        1,260,650
   Accrued salaries and wages                                                663,471          603,617
   Deferred revenues                                                       6,713,384        4,633,632
   Other accrued liabilities                                               1,504,849        2,024,889
                                                                        ------------     ------------
TOTAL CURRENT LIABILITIES                                                 10,674,504        8,622,788

Long-term debt, net of current portion                                       264,008          350,000
                                                                        ------------     ------------

TOTAL LIABILITIES                                                         10,938,512        8,972,788

Commitments and Contingencies (Note 16)

Shareholders' Equity:
   Common stock - par value $.01 per share, authorized 8,000,000 shares, issued 1,423,775 and 1,433,025 shares in 2005
     and 2004, respectively                                                   14,238           14,330
     Paid-in capital                                                              --           83,825
  Treasury Stock, at cost                                                         --         (148,375)
  Retained earnings                                                       12,153,632       11,994,935
  Other comprehensive income                                                  (7,153)         (16,376)
                                                                        ------------     ------------
                                                                          12,160,717       11,928,339
                                                                        ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 23,099,229     $ 20,901,127
                                                                        ============     ============

        See accompanying notes to the consolidated financial statements.

                                   QUIPP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          2005             2004             2003
                                                      ------------     ------------     ------------
Net sales                                             $ 25,782,879     $ 24,690,055     $ 19,520,693
Cost of sales                                          (19,511,770)     (18,253,093)     (13,941,826)
                                                      ------------     ------------     ------------

GROSS PROFIT                                             6,271,109        6,436,962        5,578,867
                                                      ------------     ------------     ------------

Operating expenses:
   Selling, general and administrative expenses         (5,999,955)      (5,271,015)      (4,831,519)
   Research and development                               (393,600)        (707,147)        (581,121)
                                                      ------------     ------------     ------------

OPERATING  (LOSS) PROFIT                                  (122,446)         458,800          166,227

----------------------------------------------------------------------------------------------------
Other income (expense):
   Miscellaneous income (expense)                           25,000          120,000           15,019
   Interest income                                         172,123          194,953          133,332
   Interest expense                                        (23,487)          (8,175)          (7,760)
                                                      ------------     ------------     ------------

                                                           173,636          306,778          140,591

----------------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAXES                                  51,190          765,578          306,818

Income tax (expense) benefit                               202,714         (279,792)        (105,624)
                                                      ------------     ------------     ------------

NET INCOME                                            $    253,904     $    485,786     $    201,194
                                                      ------------     ------------     ------------


OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Unrealized gain (loss) on securities held for sale           9,223          (18,292)         (36,689)
                                                      ------------     ------------     ------------
Comprehensive income                                  $    263,127     $    467,494     $    164,505
                                                      ------------     ------------     ------------


----------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

   Basic income per common share                      $       0.18     $       0.34     $       0.14
   Diluted income per common share                    $       0.18     $       0.34     $       0.14

Basic average number common shares                       1,429,929        1,423,775        1,422,707
     Outstanding

Diluted average number of common and
   common equivalent shares outstanding                  1,429,929        1,425,497        1,422,707

====================================================================================================


        See accompanying notes to the consolidated financial statements.

                                   QUIPP, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                        ADDITIONAL                                         OTHER           TOTAL
                                      COMMON STOCK        PAID-IN      RETAINED      TREASURY STOCK    COMPREHENSIVE   SHAREHOLDERS'
                                     SHARES    AMOUNT     CAPITAL      EARNINGS    SHARES    AMOUNT    INCOME (LOSS)       EQUITY
--------------------------------------------------------------------------------------------------------------------------------
Balances on

         January 1, 2003            1,426,025   14,260          --    11,307,955   9,250   (148,375)       38,605     11,212,445


Net income                                 --       --          --       201,194      --         --            --        201,194
Issuance of shares to employees         1,000       10      14,767            --      --         --            --         14,777
Unrealized loss on securities held         --       --          --            --      --         --       (36,689)       (36,689)
  for sale
Issuance of shares to purchase
  certain assets of USA Leader,
  Inc.                                  6,000       60      57,720            --      --         --            --         57,780
--------------------------------------------------------------------------------------------------------------------------------

 Balances on

          December 31, 2003         1,433,025   14,330      72,487    11,509,149   9,250   (148,375)        1,916     11,449,507


Net income                                 --       --          --       485,786      --         --            --        485,786
Stock-based compensation                   --       --      11,338            --      --         --            --         11,338
Unrealized loss on securities held
  for sale                                 --       --          --            --      --         --       (18,292)       (18,292)
--------------------------------------------------------------------------------------------------------------------------------

Balances on

        December 31, 2004           1,433,025   14,330      83,825    11,994,935   9,250   (148,375)      (16,376)    11,928,339


Net income                                 --       --          --       253,904                 --            --        253,904
Stock-based compensation                   --       --      40,441            --                 --            --         40,441
Unrealized gain on securities held
  for sale                                 --       --          --            --                 --         9,223          9,223
Retirement of treasury stock           (9,250)     (92)   (124,266)      (24,017) (9,250)   148,375            --             --
Dividend declared on common
  stock ($.05 per share)                   --       --          --       (71,190)     --         --            --        (71,190)
--------------------------------------------------------------------------------------------------------------------------------

Balances on

          December 31, 2005         1,423,775   14,238          --    12,153,632      --         --        (7,153)    12,160,717
-------------------------------------------------------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

                                   QUIPP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDING DECEMBER 31, 2005, 2004 AND 2003

                                                                     2005           2004           2003
                                                                 -----------    -----------    -----------
Cash provided by operations:
   Net income                                                    $   253,904    $   485,786    $   201,194
                                                                 -----------    -----------    -----------
Reconciliation of net income to net cash (used in) provided by operations:

Deferred income taxes                                                (78,259)       134,748         58,021
Depreciation                                                         238,759        271,063        263,922
Intangible amortization                                              272,836        115,193         86,395
Goodwill Impairment                                                       --         29,932         76,729
Stock-based compensation                                              40,441         11,338         14,777
(Recovery from) charged to bad debt expense                          (16,545)       117,990         64,546

Changes in operational assets and liabilities net of effect of acquisitions:
Accounts receivable                                                  645,553     (1,737,772)       335,305
Inventories                                                        2,668,482     (1,184,291)    (1,602,283)
Prepaid expenses and other assets                                    169,531         45,941        114,516
Notes receivable                                                          --        154,565        267,763
Accounts payable and other accrued liabilities                    (1,140,317)       130,521        291,265
Deferred revenues                                                 (1,095,507)       459,519      1,797,082
Income taxes payable                                                (153,828)       139,060         14,768
                                                                 -----------    -----------    -----------
NET CASH PROVIDED BY (USED IN) OPERATIONS                          1,805,050       (826,407)     1,984,000
                                                                 -----------    -----------    -----------

Cash flows from investing activities:
Securities purchased                                              (7,152,723)      (991,880)    (1,999,940)
Securities sold                                                    7,103,247        389,472      6,427,198
Capital expenditures                                                (107,694)      (199,488)      (245,035)
Purchase of assets from USA Leader, Inc.                                  --             --       (344,954)
Purchase of Newstec and related expenses, net of cash acquired    (4,477,455)            --             --
                                                                 -----------    -----------    -----------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES              (4,634,625)      (801,896)     3,837,269
                                                                 -----------    -----------    -----------

Cash flows from financing activities:
Repayment of debt                                                   (103,690)      (100,000)      (100,000)
                                                                 -----------    -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                               (103,690)      (100,000)      (100,000)
                                                                 -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents                  (2,933,265)    (1,728,303)     5,721,269

Cash and cash equivalents, beginning of year                       5,762,511      7,490,814      1,769,545
                                                                 -----------    -----------    -----------

Cash and cash equivalents, end of year                           $ 2,829,246    $ 5,762,511    $ 7,490,814
                                                                 ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
Issuance of shares to purchase assets of USA Leader, Inc.                 --             --    $    57,780
Cash received with acquisition of Newstec                        $   145,217             --             --
Retirement of treasury stock                                     $   148,375             --             --
Dividend declared (paid March 1, 2006)                           $    71,190             --             --
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest                                                         $    23,487    $     8,175    $     7,760
Income Taxes                                                     $   279,492    $     5,984    $    10,270
                                                                 ===========    ===========    ===========

See accompanying notes to the consolidated financial statements.

                                   QUIPP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS - Through our wholly owned subsidiaries, Quipp Systems, Inc. and Newstec, Inc., we design, manufacture, sell and install post-press material handling equipment and systems to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are assembled, stacked, bundled and transferred to the shipping docks, from which they are loaded into delivery trucks, or loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of Quipp, Inc., Quipp Systems, Inc. and Newstec, Inc., both wholly owned subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

ACCOUNTS RECEIVABLE AND DEFERRED REVENUE - Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $148,000 and $168,000 for 2005 and 2004, respectively.

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

GOODWILL AND INTANGIBLE ASSETS - Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment in accordance with SFAS No. 142. The Company evaluates goodwill impairment at least annually, calculating fair value of the reporting unit by estimating future cash flows. If the fair value of the reporting unit is less than the carrying amount of goodwill, an impairment loss is recognized in an amount equal to that excess.

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

WARRANTY RESERVE - Warranty reserves are made at the time the products are sold using historical experience as a prediction of expected future costs. Reserves are adjusted when experience indicates that expected cost will differ from initial estimates. The provision for warranty costs is included in other accrued liabilities.

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

DEFERRED BOND-FINANCING COST - Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 7) and are included in other assets. These costs are amortized using the effective yield over the term of the bonds.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, goodwill, intangible assets, deferred taxes and inventory valuation. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS - Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There was no impairment of long-lived assets in 2005, 2004 and 2003.

COMPREHENSIVE INCOME (LOSS) - The Company had unrealized (losses) gains on securities available for sale totaling $(7,153) and $(16,376) at December 31, 2005 and 2004, respectively.

SEGMENT REPORTING - SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" applies a "management approach" in which the internal reporting that is used by management for making operational decisions and evaluating performance is the source for the Company's segment reporting. The Company operates in one segment for management reporting purposes.

ADVERTISING COSTS - The Company expenses advertising costs as incurred. Advertising costs totaled $75,495, $71,182, and $82,001 in 2005, 2004 and 2003,
respectively.

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


-------------------------------------------------------------------------------------------------------------------
                                                                              2005           2004           2003
-------------------------------------------------------------------------------------------------------------------
Net  income as reported                                                   $   253,904    $   485,786    $  201,194
Deduct total stock-based employee compensation expense determined under
fair-value-based method for all awards, net of tax                        $   (13,426)   $   (22,419)   $  (33,615)

Pro forma net income                                                      $   240,478    $   463,367    $  167,579


EARNINGS PER SHARE:
Basic  - as reported                                                      $      0.18    $      0.34    $     0.14
Basic  - pro forma                                                        $      0.17    $      0.33    $     0.12

Diluted  - as reported                                                    $      0.18    $      0.34    $     0.14
Diluted  - pro forma                                                      $      0.17    $      0.33    $    (0.12)
-------------------------------------------------------------------------------------------------------------------

NOTE 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2005 and 2004, the amortized cost of securities available for sale approximated fair value. Securities available for sale at December 31, 2005 and 2004 consisted of the following:

                                                                          2005
                                             -----------------------------------------------------------
                                              AMORTIZED    UNREALIZED       UNREALIZED           FAIR
                                                COST          GAIN             LOSS              VALUE
                                             -----------   ---------         ---------       -----------
Federal Government Agency Securities         $ 3,042,548   $      --         $  (7,153)      $ 3,035,395
                                             -----------   ---------         ---------       -----------
                                             $ 3,042,548   $      --         $  (7,153)      $ 3,035,395
                                             ===========   =========         =========       ===========

                                                                          2004
                                             -----------------------------------------------------------
                                              Amortized    Unrealized       Unrealized           Fair
                                                Cost          Gain             Loss              Value
                                             -----------   ---------         ---------       -----------
Federal Government Agency Securities         $ 2,993,072   $     --         $  (16,376)      $ 2,976,696
                                             -----------   ---------         ---------       -----------
                                             $ 2,993,072   $     --         $  (16,376)      $ 2,976,696
                                             ===========   =========         =========       ===========

All securities available for sale at the end of 2005 will mature in 2006. No gains or losses were realized in 2005 or 2004.

NOTE 3 - INVENTORIES

Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Components of inventory as of December 31, 2005 and 2004 were as follows:

                                         -----------------------
                                             2005        2004
                                         ----------   ----------

Raw Materials                            $2,792,334   $1,844,297
Work in Process                             911,586    1,024,104
Finished Goods                              121,377      162,497
                                         ----------   ----------
Subtotal                                  3,825,297    3,030,898
Finished goods shipped, not recognized      977,716    1,845,779
                                         ----------   ----------

Total                                    $4,803,013   $4,876,677
                                         ----------   ----------


Equipment made available to prospective customers for evaluation is included in finished goods inventory at the lower of cost or market.

NOTE 4 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2005, 2004 and 2003 is as follows:

                                  CURRENT       DEFERRED        TOTAL
                                ---------      ---------      ---------
   2005
     U.S. FEDERAL               $ (35,100)     $  54,436      $  19,336
     STATE AND LOCAL              159,555         23,823        183,378
                                ---------      ---------      ---------
                                $ 124,455      $  78,259      $ 202,714
                                ---------      ---------      ---------
   2004
     U.S. Federal               $(119,131)     $(123,591)     $(242,722)
     State and local              (25,913)       (11,157)       (37,070)
                                ---------      ---------      ---------
                                $(145,044)     $(134,748)     $(279,792)
                                ---------      ---------      ---------
   2003
     U.S. Federal               $ (42,115)     $ (53,606)     $ (95,721)
     State and local               (5,488)        (4,415)        (9,903)
                                ---------      ---------      ---------
                                $ (47,603)     $ (58,021)     $(105,624)
                                ---------      ---------      ---------
The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

                                      ----------------------
                                         2005         2004
                                      ---------    ---------
DEFERRED TAX ASSETS:
Warranty reserve                      $  67,245    $  83,005
Inventory obsolescence                  175,107      131,335
Allowance for bad debts                  48,136       61,870
Contract reserves                        37,577      123,588
Vacation accrual                         52,256       49,391
Unicap                                   89,239       84,768
Other taxes                               7,489           --
Amortization                             87,381       79,907
Other
                                        106,262       82,190
                                      ---------    ---------
Total deferred tax assets             $ 670,692    $ 696,054

DEFERRED TAX LIABILITY:
Other Taxes                                  --      (70,252)
Depreciation                            (60,844)     (94,213)
                                      ---------    ---------
Total deferred tax liabilities          (60,844)    (164,465)

                                      ---------    ---------
Net current deferred tax assets       $ 609,848    $ 531,589
                                      =========    =========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

The following table summarizes the differences between the Company's effective income tax (expense) benefit and the statutory federal tax (expense) benefit for the years ended December 31, 2005, 2004, and 2003:

                                            Year Ended December 31,
                                     ---------------------------------
                                        2005        2004        2003
                                     ---------   ---------   ---------
Statutory federal income tax           (17,405)   (260,297)   (104,318)

Increase (decrease) resulting from:

State and Local taxes, net of
   Federal income tax benefit          236,003     (24,466)     (6,536)

Permanent differences                  (22,564)      3,692      18,052

Other                                    6,679       1,279     (12,822)
                                     ---------   ---------   ---------

                                       202,714    (279,792)   (105,624)
                                     =========   =========    ========

The Company's effective tax rate was (396%), 36.5%, and 34.4% in 2005, 2004, and 2003, respectively. The effective tax rate of (396%) in 2005 resulted from an adjustment to current and deferred state tax liabilities because the Company settled tax obligations for amounts that were less than estimated and accrued.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 2005 and 2004 consist of the following:

--------------------------------------------------------------------------------------------
                                                                                 ESTIMATED
                                                                                USEFUL LIFE
                                                  2005           2004             (YEARS)
                                          ------------       -----------        -----------
LAND                                          $500,500          $500,500              --
BUILDING                                     1,431,771         1,431,771              31
BUILDING IMPROVEMENTS                          647,211           637,246              10
MACHINERY                                      863,676           863,262               5
FURNITURE AND FIXTURES                         229,436           226,777               5
COMPUTER EQUIPMENT                           1,669,763         1,562,640               5
AUTOMOBILES                                     70,817            41,115               5
                                          ------------       -----------
                                             5,413,174         5,263,311
Less: Accumulated depreciation              (3,810,133)       (3,569,807)
                                          ------------       -----------
                                          $  1,603,041       $ 1,693,504
============================================================================================

Depreciation expense charged to income was $238,759, $271,063 and $263,922 in 2005, 2004 and 2003, respectively.

NOTE 6 - ACQUISITIONS

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

The Company paid to the shareholders of Newstec (the "Sellers") $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Quipp, Inc. stock based upon criteria specified in the agreement. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and securities on hand. To date, the total paid and accrued acquisition costs for the stock purchase amounted to $4,622,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses). As of the date of this report, the Company has determined that the Sellers have earned approximately $250,000 of additional consideration. The Company will pay the additional consideration in Quipp, Inc. stock in accordance with the Share Purchase Agreement.

The acquisition was treated as a purchase transaction and the purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair value on the acquisition date. The Company hired an independent appraisal consultant to assist with the valuation of goodwill and other intangible assets. The purchase price was allocated as follows:

      Cash Paid                                       4,455,720
      Accrued Acquisition Costs                         166,952

      Liabilities Assumed:
           Current                                    4,361,091
           Long Term                                     26,786
                                                    -----------

                                                      9,010,549
                                                    -----------

      Fair Value of Tangible Assets:
           Current Assets                             3,846,261
           Fixed Assets                                  40,602

      Intangible Assets:
           Non-competition agreement                  2,500,000
           Customer lists                               248,000
           Trade names                                  253,000
           Goodwill                                   2,122,686
                                                    -----------

                                                      9,010,549
                                                    -----------

Of the total purchase price, $3,001,000 was allocated to amortizable intangible assets including tradenames, customer lists and non-competition agreements. Tradenames represents the value associated with customer recognition of the Newstec and NewsCom brand names. Customer lists represent Newstec's relationships with its installed base of customers. The Company entered into a non-competition agreement with the former principals of Newstec for a minimum term ending two years after the date the former principals of Newstec cease to be employed by the Company, subject to a minimum five year term.

Details of the amortizable intangibles follow:


                                               Fair
    Intangible Asset                           Value                Life
    ------------------------------------  ------------------   ---------------
    Tradename                                  253,000            10 Years
    Customer Relationship                      248,000            10 Years
    Non-competition Agreement                2,500,000             7 Years

On March 6, 2003, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), the Company, through its subsidiary Quipp Systems, Inc. ("Quipp Systems"), completed the acquisition of certain assets (the "USA Leader Asset Purchase") of USA Leader, Inc., a Missouri corporation (the "Seller"). The assets acquired pursuant to the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets. In the newspaper industry, the Seller historically focused on small to intermediate sized publications, a market that has not been a traditional focus of the Company. The Company has continued the sale of the Products following the acquisition.

As consideration for the asset purchase, the Company paid the Seller $344,954 and 6,000 shares of common stock, $0.01 par value per share, of the Company. Also, the Company pays additional amounts ("Additional Consideration") consisting of a percentage of sales of the Products during the three years following the date of purchase.

The USA Leader Asset Purchase was treated as a purchase transaction and the acquisition price was allocated to the acquired assets and assumed liabilities based on the estimated fair value as of the acquisition date. The purchase price was allocated as follows:

   Net liabilities                                                  $  (112,066)

   Less:  Acquisition costs                                            (321,993)

          Accrued contingent consideration                              (23,207)
                                                                    -----------
                                                                       (457,266)
   Amortizable Intangible Assets:
          Non-competion Agreement                  150,000
          Customer List                             10,000
          Patent                                   200,000
          Acquired Technology                      500,000
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

Details of the amortizable intangibles follow:

                                          FAIR
         INTANGIBLE ASSET                 VALUE              LIFE
-----------------------------------     --------           --------
    Customer List                                        5 Years
                                        $10,000
    Non-competition agreement           $150,000            5 Years
    Patent                              $200,000            17 Years
    Acquired Technology                 $500,000            7 Years

The consolidated statement of operations for the period ended December 31, 2005 includes the operating results of Newstec from the date of acquisition and includes the USA Leader Asset Purchase for the full year. The consolidated operations for the period ended December 31, 2004 include the operating results of the USA Leader Asset Purchase for the full year. The consolidated operations for the period ended December 31, 2003 include results of the USA Leader Asset Purchase from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended December 31, 2005, 2004, and 2003 assume the acquisition of Newstec and the USA Leader Asset Purchase occurred as of January 1, 2003. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.

                                      UNAUDITED PRO FORMA

                                   DECEMBER 31,   December 31,   December 31,
                                       2005          2004           2003
                                  -------------  ------------   ------------

Net Sales                         $ 32,305,883   $ 32,618,955   $ 24,457,827

Net Income                        $    316,742   $    524,055   $   (746,481)


Basic income (loss) per share     $       0.22   $       0.36   $      (0.52)

Diluted income (loss) per share   $       0.22   $       0.36   $      (0.52)

Basic average number of

    shares outstanding               1,448,189      1,448,189      1,448,189
Diluted average number of

    shares outstanding               1,448,189      1,449,911      1,448,189


NOTE 7 - DEBT

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

Long-term debt consisted of the following at December 31, 2005 and 2004:

                                                      2005              2004
                                                   ---------         ---------
$2,340,000 Variable Rate Industrial
Revenue Bond secured by a letter of credit
payable in annual installments of $100,000
in 2006 and 2007 and $150,000 in 2008
and bore interest at 2.6% and 1.6% in 2005
and 2004, respectively                             $ 350,000         $ 450,000

4.99% automobile loan, principal and
interest of $848 due monthly through 2008          $  23,096                --

Less: current portion                              $(109,088)        $(100,000)
                                                   ---------         ---------

Long term debt, net of current portion             $ 264,008           350,000
                                                   ---------         ---------


Debt maturities by year is as follows:

                                        2006              2007           2008
                                      --------          --------       -------
                                      $109,088          $109,701       $154,307

NOTE 8 - LEASES

The Company leases certain premises under operating leases. At December 31, 2005, the minimum future lease obligation under the long term lease obligation is as follows:

                            2006    $ 61,092

                            2007      41,479

                            2008      41,479

                            2009       3,457
                                    --------
                                    $147,506
                                    --------

Rent expense in 2005 was $66,725.


NOTE 9 - STOCK OPTION PLANS

EQUITY COMPENSATION PLAN - The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2005, 2004 and 2003 there were 106,889, 77,764, and 92,764 shares available for grant under the Equity Compensation Plan.

Stock option activity during the periods indicated is as follows:

                                        OPTIONS         NONQUALIFIED OPTIONS
                                ---------------------   ---------------------
                                             WEIGHTED                WEIGHTED
                                             AVERAGE                 AVERAGE
                                             EXERCISE                EXERCISE
                                 SHARES       PRICE      SHARES       PRICE
                                --------    ---------   -------     ---------
Balance at December 31, 2002      95,875    $   15.39    40,000     $   14.95
      Cancellations              (33,250)       14.83        --            --
                                --------    ---------   -------     ---------
Balance at December 31, 2003      62,625    $   15.69    40,000     $   14.95
      Issued                      10,000    $   13.60    15,000     $   13.88
      Cancellations                   --        --      (10,000)    $   14.00
                                --------    ---------   -------     ---------
Balance at December 31, 2004      72,625    $   15.40    45,000     $   14.80
      Cancellations              (29,125)   $   17.50    (5,000)    $   17.50
                                --------    ---------   -------     ---------
Balance at December 31, 2005      43,500    $   13.99    40,000     $   14.47
                                ========    =========   =======     =========

At December 31, 2005, 2004, and 2003 the number of shares underlying exercisable options were 76,000, 105,625, and 98,625, respectively, the weighted average exercise price of those options was $14.28, $15.31, and $15.43, respectively. The range of exercise prices and remaining contractual life of outstanding options was $13.60 to $17.13, and .5 to 9 years at December 31, 2005 as indicated in the table below.

                                                                     Remaining
          Range of              Options             Options         Contractual
       Exercise Prices        Outstanding         Exercisable          Life
       ---------------        -----------         -----------       ------------

       $13.60 - $14.98             78,500               71,000     .5 to 9 years
           $17.13                   5,000                5,000         2.5
                              -----------           ----------
                                   83,500               76,000
                              ===========           ==========

The weighted-average exercise price of options outstanding at December 31, 2005 was $14.22

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


                                2005           2004            2003
                            -----------     ----------     -----------
NET INCOME (LOSS)            $  253,904        485,786     $   201,194

SHARES
Basic Shares                  1,429,929      1,423,775       1,422,707

Common stock equivalents
        from option plan             --          1,722              --
                            -----------     ----------     -----------
Diluted                       1,429,929      1,425,497       1,422,707
                            -----------     ----------     -----------

EPS
Basic                        $      .18     $      .34     $       .14
Diluted                      $      .18     $      .34     $       .14
                                                           -----------


NOTE 11 - MAJOR CUSTOMERS AND  SALES BY GEOGRAPHIC AREA

For the years ended December 31, 2005, 2004, and 2003, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. and The New York Times Company each accounted for 11% of our net sales in 2005. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of our net sales in 2004, respectfully. Newspapers owned by Advance Publications, Inc. and Gannett Co, Inc. accounted for 15% and 10% of our net sales in 2003, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 7%, 9%, and 11% of total sales in 2005, 2004, and 2003, respectively. The following table indicates the amount of sales by geographic area during the past three years:


SALES BY GEOGRAPHIC AREA

                      2005            2004            2003
                  -----------     -----------     -----------

United States     $24,096,107     $22,517,519     $17,353,571
Canada                564,362       1,821,042       1,478,233
Latin America         613,421         302,213         400,462
Europe                  1,354              --         130,681
Other                 507,635          49,281         157,746
                  -----------     -----------     -----------

                  $25,782,879     $24,690,055     $19,520,693
                  ===========     ===========     ===========

NOTE 12 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. The Company matches employee contributions to the Savings Plan at the rate of 60% for the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2005, 2004, and 2003, was $182,417, $122,531, and $110,698
respectively.

Beginning January 1, 2005, the Company implemented a Supplemental Executive Retirement Program (the "SERP") for certain Company employees. The SERP provides for three-year performance periods, and the Company will make common stock allocations to participant accounts following the end of each performance period. The total amount of allocations following the end of each performance period will be equal to five percent of the Company's net income during the three years in the performance period, as reported in the Company's annual reports on Form 10-K, up to a maximum dollar amount specified by the Company's Corporate Governance and Compensation Committee of the Company's Board of Directors. During 2005 the Company charged $14,000 related to the SERP to selling, general and administrative expenses.


NOTE 13 - QUARTERLY SUMMARY OF KEY FINANCIAL DATA

QUARTERLY SUMMARY
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

QUARTER ENDED                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
-----------------------------------------------------------------------------------------------
2005
Net Sales                                  $ 8,275     $ 5,441      $ 7,069          $ 4,998
Gross Profit                                 1,907       1,629        1,618            1,117


Operating Profit  (Loss)                       176         183          269             (750)


Net Income (Loss)                              129         156          442             (473)

Basic income (loss) per common share       $  0.09     $  0.11      $  0.31          $ (0.33)
Diluted income (loss) per common share     $  0.09     $  0.11      $  0.31          $ (0.33)


2004
Net Sales                                  $ 5,789     $ 7,296      $ 5,309          $ 6,296
Gross Profit                                 1,570       1,862        1,155            1,850


Operating (Loss) Profit                        128          54          (93)             370


Net (Loss) Income                               91         150          (28)             273

Basic (loss) income per common share       $  0.06     $  0.11      $ (0.02)         $  0.19
Diluted (loss) income per common share     $  0.06     $  0.10      $ (0.02)         $  0.19

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other current assets, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value based on their short term maturities.

NOTE 15 - GOODWILL

The changes in the carrying value of goodwill for the years ended December 31, 2005 and 2004 are as follows:

                                                2005          2004
                                            ----------------------------

Balance as of January 1                         $ 68,161       $ 98,093
Newstec, Inc. Stock Acquisition                2,122,686         -
Impairment loss                                     -          (29,932)
                                            ----------------------------

Balance as of December 31                     $2,190,847       $ 68,161
                                            ============================


In 2005, the Company acquired Newstec, Inc. (See Note 6). The amount of the purchase price assigned to goodwill from this purchase amounted to $2,122,686. Prior to this acquisition, the Company's goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994.

The Company reviews the operating profit and cash flow expected from these assets, at least, annually. The Company recognized an impairment loss of $29,932 in 2004. The impairment write-off was charged to selling, general and administrative expenses.


NOTE 16 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is exposed to litigation and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company's financial position, results of operations or liquidity.


NOTE 17 - RECENT PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Shared-based Payment" ("SFAS 123R"). This statement replaces SFAS No. 123 and supersedes APB Opinion No. 25. The Company is required to adopt SFAS 123R in the first quarter of 2006. SFAS 123R requires that the fair value of all stock option awards issued to employees be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for fair value of any unvested stock option awards outstanding at the date of adoption. The Company is evaluating this statement.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - An Amendment of ARB No. 43, Chapter 4" (SFAS 151). SFAS 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material should be recognized as current-period charges. Additionally, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 effective January 1, 2006. The Company is evaluating this statement, but expects no material impact upon adoption.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS 154), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS 154 beginning January 1, 2006 and it will have no material impact upon adoption.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



ITEM 9A - CONTROLS AND PROCEDURES

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

(b)      Change in Internal Control over Financial Reporting

Management has identified a material weakness in our internal control over financial reporting as of the end of the period covered by this report based on its determination that we lacked effective controls over the processes and procedures involved in the calculation of current and deferred income tax liabilities related to state income taxes. Specifically, our calculation for state income tax understated our tax expense. The error was identified by our independent auditors as part of their audit of the financial statements included in this report. As a result, we recorded adjustments in the consolidated financial statements. Effective in the first quarter of 2006, we have determined to expand the scope of our existing engagement with our tax accountants (who are not our independent auditors) to include quarterly tax calculations as well as calculations for the full year.

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

This information (other than the information relating to executive officers included in Part I) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.


ITEM 11 - EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2005, regarding securities issuable under our 1996 Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

                      EQUITY COMPENSATION PLAN INFORMATION
--------------------------------------------------------------------------------

                                                                      NUMBER OF
                                       NUMBER OF                    SECURITIES
                                     SECURITIES TO   WEIGHTED-      REMAINING
                                       BE ISSUED      AVERAGE     AVAILABLE FOR
                                         UPON         EXERCISE   FUTURE ISSUANCE
                                      EXERCISE OF     PRICE OF    UNDER EQUITY
                                      OUTSTANDING   OUTSTANDING   COMPENSATION
  PLAN CATEGORY                         OPTIONS       OPTIONS         PLANS
--------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                    83,500      $  14.22          106,889
--------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders               --            --               --
--------------------------------------------------------------------------------

TOTAL                                   83,500      $  14.22          106,889
--------------------------------------------------------------------------------

Other information required to be disclosed in this Item will be included in our proxy statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable


ITEM 14 - INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

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

       3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

       4.1 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A, filed March 3,
                2003).

       4.2 First Amendment to Rights Agreement, dated as of February 26, 2006, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 1, 2006).

     *10.1 Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Stockholders).

     *10.2 Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 31, 2005).

     *10.3 Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     *10.4 Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

     *10.5 Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed October 31, 2005).

     *10.6 Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to
                Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed October 31, 2005).

     *10.7 Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to
                Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

     *10.8      Summary of Directors' Compensation.

      10.9 Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

      22        Subsidiaries of the Registrant.

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

------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

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

                                       QUIPP, INC.


Date:    March 29, 2005                By: /s/ Michael S. Kady
                                           -------------------------------------
                                           MICHAEL S. KADY
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

    SIGNATURE                            TITLE                        DATE
    ---------                            -----                        ----
/s/ Michael S. Kady                Chief Executive
----------------------------       Officer and Director           March 29, 2006
MICHAEL S. KADY


/s/ William A. Dambrackas          Director                       March 29, 2006
----------------------------
WILLIAM A. DAMBRACKAS


/s/ Lawrence J. Gibson             Director                       March 29, 2006
----------------------------
LAWRENCE J. GIBSON


/s/ Cristina H. Kepner             Director                       March 29, 2006
----------------------------
CRISTINA H. KEPNER


/s/ Arthur J. Rawl                 Director                       March 29, 2006
----------------------------
ARTHUR J. RAWL


/s/ Robert C. Strandberg           Director                       March 29, 2006
----------------------------
ROBERT C. STRANDBERG


/s/ Eric Bello                    Director of Finance and
----------------------------      Treasurer (Principal Financial
ERIC BELLO                        and Accounting Officer)         March 29, 2006

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

      Exhibit
        No.
      -------
       3.1 Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

       3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrants Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

       4.1 Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1 to Registrant's Registration Statement on Form 8-A, filed March 3,
                2003).

       4.2 First Amendment to Rights Agreement, dated as of February 26, 2006, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed March 1, 2006).

     *10.1 Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Stockholders).

     *10.2 Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 31, 2005).

     *10.3 Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

     *10.4 Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

     *10.5 Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed October 31, 2005).

     *10.6 Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to
                Exhibit 99.2 to the Registrant's Current Report on Form 8-K, filed October 31, 2005).

     *10.7 Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to
                Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

     *10.8      Summary of Directors' Compensation.

      10.9 Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

      22        Subsidiaries of the Registrant.

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

------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

                           QUIPP, INC. AND SUBSIDIARY
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                          (A)
                                          BALANCE,      CHARGED                      (C)           BALANCE,
                                         BEGINNING        TO           (B)          NEWSTEC          END
                                          OF YEAR      EXPENSES     WRITE-OFFS    ACQUISITION      OF YEAR
                                         ---------    ----------   -----------    ------------    ----------
Year ended December 31, 2005:
     Allowance for doubtful accounts      167,705      (16,545)      (30,126)       26,806         147,840

Year ended December 31, 2004:

     Allowance for doubtful accounts      229,546      117,990      (179,831)           --         167,705

Year ended December 31, 2003:

     Allowance for doubtful accounts      165,000       64,546            --            --         229,546

                                          BALANCE,      ACCRUED        (D)             (C)          BALANCE,
                                         BEGINNING      WARRANTY    PAYMENTS         NEWSTEC          END
                                          OF YEAR        COSTS       IN KIND       ACQUISITION      OF YEAR
                                         ---------     ---------   -----------     -----------    -----------
Year ended December 31, 2005:
     Accrued warranty                     231,857      104,232      (157,136)       84,166         263,119

Year ended December 31, 2004:

     Accrued warranty                     261,917      258,872      (288,932)           --         231,857

Year ended December 31, 2003:

     Accrued warranty                     219,950      186,998      (145,031)           --         261,917

------------
(a) Charges to expense result from increases or decreases to our allowance for doubtful accounts due to the assessment of the collectability of customer accounts and the aging of our accounts receivable.

(b) We write-off trade accounts when we have exhausted all reasonable efforts to collect outstanding receivable balances.

(c) Changes in valuation account resulting from acquisition of Newstec in August 2005.

(d)  Payments in kind represent cost to repair or replace defective items.