Form 10-K/A
period 2005-12-31
QUIPP INC
filed 2006-04-28
CIK 796577

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                          -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _______________ to_______________


                         Commission file number 0-14870


                                  Quipp, Inc.
             (Exact name of registrant as specified in its charter)


           Florida                                             59-2306191
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)


  4800 NW 157th Street, Miami, Florida                           33014
(Address of principal executive offices)                       (Zip code)


Registrant's telephone number, including area code  (305) 623-8700

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes [ ]    No [X]

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

   Large accelerated filer [ ]  accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act). Yes [ ]   No [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2005 was approximately $16,478,000*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 10, 2006 was 1,423,775.

------------
* Calculated by excluding all shares held by executive officers and directors of Registrant without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

================================================================================

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning Quipp's directors:

Name                       Age   Position with the Company
----                       ---   -------------------------

Cristina H. Kepner         60    Chairman of the Board
William A. Dambrackas      62    Director
Lawrence J. Gibson         53    Director
Michael S. Kady            56    President, Chief Executive Officer and Director
Arthur J. Rawl             63    Director
Robert C. Strandberg       48    Director

         Ms. Kepner has been a director of Quipp since January 1995 and Chairman of the Board of Directors since April 2004. She was Executive Vice President of Invemed Associates, LLC, an investment banking firm, from February 1978 to December 2000. Ms. Kepner is a director of Monogram Bioscience, Inc. and Cepheid.

         Mr. Dambrackas has been a director of Quipp since October 2004. Mr. Dambrackas is Executive Vice President, Advanced Technology of Avocent Corporation, a provider of digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, extension and wireless extension products and technologies for the computer industry. He was the Chairman, President and Chief Executive Officer of Equinox Systems, Inc., a designer and marketer of server-based communications products, from March 1983, when he founded the company, until January 2001, when Equinox was acquired by Avocent. Mr. Dambrackas has been granted United States patents for three computer technology inventions, and is the inventor of Dambrackas Video Compression (DVC), a patent-pending remote server management technology.

         Mr. Gibson has been a director of Quipp since October 2001. He has been President of Gibson Consulting, a private business consulting firm, since June 1999. Mr. Gibson was Senior Vice President, Human Resources, Quality Management and Information Technology of Harvard Pilgrim Health Care from April 1992 to June 1999. From October 1986 to April 1992, he served in various capacities for Motorola/Information Systems Group, the most recent of which was Vice President, Human Resources. Mr. Gibson is a director of Intersearch Group, Inc.

         Mr. Kady has been President and Chief Executive Officer and a director of Quipp since February 2002 and President of Quipp Systems, Inc. since March 2002. From January 2000 to January 2001, he served as President of GMP Metal Products, a manufacturer of engineered components. From May 1996 to May 1999, Mr. Kady was President and Chief Operating Officer of Shuttleworth, Inc., a global manufacturer of automated material handling equipment. Prior to that time, he held a variety of general management, engineering and financial roles with Danly-Komatsu LP, Cooper Industries, Inc. and FMC Corporation.

         Mr. Rawl has been a director of Quipp since May 2004. He has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003. From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers. From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses. From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer. Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity. Mr. Rawl is a certified public accountant.

         Mr. Strandberg has been a director of Quipp since October 2004. Mr. Strandberg has been, since January 2006, the principal executive officer of Mattern Wholesale, Inc., a company owned by Mr. Strandberg that is a distributor of flowers serving florists in the Southeastern United States. He was, from May 2001 until December 2005, the Chief Executive Officer of Xytrans, Inc., a supplier of high performance wireless radio components that are sold to the defense, VSAT and cellular/PCS infrastructure markets worldwide. From May 1997 until August 2000, he was President and Chief Executive Officer of PSC, Inc., a provider of bar code scanners, related optical devices and mobile/wireless data collection devices. Mr. Strandberg was also Chairman and CEO of Datamax Inc., a provider of specialized, high performance printers and related systems, from April 1989, when he founded the company, until June 1996. He is a director of Merix Corporation.

AUDIT COMMITTEE

         Quipp's Board of Directors has established an Audit Committee for the purpose of overseeing Quipp's accounting and financial reporting process and audits of its financial statements. Quipp's Audit Committee is currently comprised of Mr. Rawl (Chairman), Ms. Kepner and Mr. Strandberg.

AUDIT COMMITTEE FINANCIAL EXPERT

         Quipp's Board of Directors has determined that Mr. Rawl is an "audit committee financial expert," as that term is defined in Securities and Exchange Commission regulations, and that Mr. Rawl is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

CODE OF CONDUCT

         Quipp has a Code of Conduct applicable to all of its officers, other employees and directors. Among other things, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by Quipp; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Conduct provides for the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct and contains provisions regarding accountability for adherence to the Code of Conduct. Quipp intends to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of Quipp's Code of Conduct by disclosing such matters in the Investor Information section of Quipp's website.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENT

         Section 16(a) of the Securities Exchange Act of 1934 requires Quipp's officers and directors and beneficial owners of more than 10 percent of Quipp's common stock to file reports of ownership of Quipp's securities and changes in ownership with the Securities and Exchange Commission. Based on its review of
Section 16(a) filings, Quipp believes that all filings required to be made during 2004 were made on a timely basis, except as follows: Mohammed Jamil filed an initial report of ownership after the applicable due date.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation paid during 2005 by Quipp to the Chief Executive Officer and Quipp's four other most highly paid executive officers.


                                           SUMMARY COMPENSATION TABLE

----------------------- --- ----------- ---------------------------- --- ------------------------------------------------
                                                                                            LONG-TERM
                                                                                          COMPENSATION
                                                                         -----------------------------------------------
                                            ANNUAL COMPENSATION
----------------------- --- ----------- ---------------------------- --- ------------------------------------------------
                                                                                             AWARDS
----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------

                                                                                                                ALL
                                                                           RESTRICTED      SECURITIES          OTHER
       NAME AND                                                           STOCK AWARD      UNDERLYING       COMPENSATION
  PRINCIPAL POSITION         YEAR          SALARY          BONUS                            OPTIONS           ($)(1)
----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------
Michael S. Kady             2005          $210,000        $25,000         $66,000((2))         --            $10,500
  President and             2004          $188,750        $21,300              --            10,000          $ 2,831
  Chief Executive           2003          $172,288        $13,500              --              --            $ 2,585
    Officer
----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------
Angel Arrabal               2005        $184,416((3))        --                --              --            $ 6,916
  Vice President -          2004        $163,577((3))        --                --              --            $ 1,832
  Sales and                 2003        $152,369((3))        --                --              --            $ 2,882
  Marketing of Quipp
  Systems, Inc.

----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------
Eric Bello                  2005          $100,841         $3,400              --              --            $ 4,742
  Director of Finance

----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------
Christer A. Sjogren         2005          $121,731         $4,700              --              --            $ 6,087
  Executive Vice            2004          $118,154         $4,500              --              --            $ 4,754
  President of Quipp        2003          $115,400         $4,000              --              --            $ 4,195
  Systems, Inc.

----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------
David Switalski             2005          $117,808         $5,000              --              --            $ 5,542
  Vice President -          2004          $113,538         $4,500              --              --            $ 4,561
  Operations of             2003          $108,923         $5,300              --              --            $ 4,154
  Quipp Systems,
  Inc.
----------------------- --- -------- -- ------------- -- ----------- --- --------------- --------------- ----------------

------------
(1) Constitutes amounts contributed by Quipp, for the benefit of the executive officer, to Quipp's Employee Savings and Investment Plan.

(2) At December 31, 2005, Mr. Kady held 5,000 restricted shares with a value of $50,900, based on the closing price of Quipp's common stock as reported by Nasdaq on December 31, 2005. Dividends are payable on the restricted stock.

(3)  Includes 98,993, $102,803 and $93,600 in sales commissions for 2005, 2004 and 2003, respectively. Mr. Arrabal does not participate in Quipp's Management Incentive Compensation Plan (reflected in the "Bonus" column)

STOCK OPTIONS

         Quipp did not grant any stock options in 2005.

         The following table presents information about the number and value of options held at December 31, 2005 by the executive officers of Quipp who are named in the Summary Compensation Table. No options were exercised during 2005.

                                                         FISCAL YEAR END OPTION VALUES

                                         NUMBER OF SHARES                      VALUE OF UNEXERCISED
                                    UNDERLYING UNEXERCISED                     IN-THE-MONEY OPTIONS
                                  OPTIONS AT FISCAL YEAR-END                   AT FISCAL YEAR-END(1)
                                  --------------------------------        --------------------------------
            NAME                   EXERCISABLE     UNEXERCISABLE           EXERCISABLE    UNEXERCISABLE
------------------------------    --------------- ----------------        -------------- -----------------
Michael S. Kady                       8,500            7,500                   $0              $0
Christer A. Sjogren                   6,000             --                     $0              $0
David Switalski                       3,750             --                     $0              $0
Angel Arrabal                         3,750             --                     $0              $0
Eric Bello                              --              --                     $0              $0

------------
(1) Based upon $10.18 per share, which was the last sale price of Quipp's common stock as reported by Nasdaq on December 31, 2005.

CHANGE OF CONTROL AGREEMENTS

         Quipp entered into an employment agreement with Michael S. Kady, Quipp's President and Chief Executive Officer, on October 25, 2005. Under the agreement, Mr. Kady serves as Quipp's President and Chief Executive Officer and as President of its wholly-owned subsidiary, Quipp Systems, Inc. and in such additional executive positions as Quipp's Board of Directors determines. The agreement is for an initial term of three years and may be extended by Quipp for one or more two-year terms, upon notice given at least one year prior to the then-applicable expiration date.

         Under the agreement, Quipp is required to pay Mr. Kady an annual base salary at the minimum rate of $225,000, subject to such upward adjustment as Quipp's Board may determine. In addition, Mr. Kady is eligible for a discretionary annual bonus under Quipp's Management Incentive Plan and receives a $1,000 per month automobile allowance. Mr. Kady is also entitled to participate in Quipp's medical and similar programs.

         In the event that Mr. Kady's employment is terminated by Quipp without "cause" (as defined in the agreement), or in the event of a "constructive termination without cause," and Mr. Kady provides Quipp with a general release as specified in the agreement, he will be entitled to receive, in addition to any earned but unpaid compensation, an amount equal to the greater of his annual base salary or his base salary for the balance of the then existing term of the agreement, payable in accordance with Quipp's normal payroll practices. However, if such termination or constructive termination without cause occurs during the period commencing 90 days prior to a "change of control" and ending 12 months following the change of control, Mr. Kady will receive a lump sum payment in an amount equal to the greater of two times his annual base salary or his base salary for the balance of the then existing term of the agreement. In addition, for a period of 12 months following any termination without cause or constructive termination without cause, Quipp will reimburse Mr. Kady for the cost of COBRA health insurance continuation coverage under health plan. Mr. Kady will also be entitled to receive any benefits accrued and due under all of Quipp's applicable benefit plans and programs.

         In addition, the agreement also contains certain non-competition and non-solicitation provisions. The restrictions under these provisions will remain in effect until two years after the date of Mr. Kady's termination of employment. Mr. Kady also agreed to certain confidentiality provisions.

         In connection with Quipp's acquisition of Newstec, Inc., Quipp entered into an employment agreement with John F. Connors, III on August 10, 2005. Under the agreement, Mr. Connors serves as Quipp's Vice President - Corporate Development and as President of Newstec. The agreement is for an initial term of three years and may be extended by Quipp for one or more additional three-year terms upon notice given at least one year prior to the then-applicable expiration date.

         Under the agreement, Quipp pays Mr. Connors an annual base salary at the minimum rate of $200,000, subject to such upward adjustment as the Board may determine after the second anniversary of the date of the agreement. In addition, Mr. Connors is eligible for a discretionary annual bonus under Quipp's Management Incentive Plan, and is entitled to a minimum annual bonus of $15,000 with respect to each of the first two annual bonuses awarded to him. Mr. Connors also will be entitled to receive any benefits accrued and due under all of Quipp's applicable benefit plans and programs.

         In the event Mr. Connors' employment is terminated by Quipp without cause (as defined in the agreement), and Mr. Connors provides Quipp with a general release as specified in the agreement, he will be entitled to receive, in addition to any earned but unpaid compensation, an amount equal to his base salary for the balance of the then existing term of the agreement, payable in accordance with Quipp's normal payroll practices (the "Salary Continuation Payments"). Such amounts also will be payable to Mr. Connors if he terminates his employment as a result of a significant diminution in his duties and responsibilities from those initially contemplated in the agreement or a material breach of the agreement by the Company. The agreement also contains certain non-competition and non-solicitation provisions. The restrictions under these provisions will remain in effect until the last to occur of (i) August 10, 2010, (ii) two years after the date of Mr. Connors' termination of employment, or (iii) two years after any Salary Continuation Payments end. In addition, Mr. Connors agreed to certain confidentiality provisions.

         In December 2000, Quipp and its wholly-owned subsidiary, Quipp Systems, Inc. entered into change of control agreements with several officers of Quipp Systems, including Messrs. Sjogren, Switalski and Arrabal. Under each change of control agreement, if the executive officer is terminated for any reason other than "cause" (as defined in the agreement) or suffers a "constructive termination without cause" during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, the executive officer will receive an amount equal to two times his base salary. In addition, for a period of 12 months following each termination or constructive termination, Quipp will reimburse the executive officer for the cost of COBRA health insurance continuation coverage under Quipp's health plan and will continue to provide any automobile or automobile allowance made available to the executive officer prior to the change of control. The executive will also be entitled to receive any benefits accrued and due under all of Quipp's applicable benefit plans and programs.

         On October 28, 2005, Quipp and Quipp Systems entered into a change of control agreement with Eric Bello, Quipp's Director of Finance and Treasurer and Quipp Systems' Chief Financial Officer and Treasurer. Under the change of control agreement, if Mr. Bello is terminated for any reason other than "cause" (as defined in the agreement) or suffers a "constructive termination without cause" during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, and Mr. Bello provides Quipp with a general release as specified in the agreement, Mr. Bello will receive a lump sum payment equal to two times his base salary. In addition, for a period of 12 months following such termination or constructive termination, Quipp will reimburse Mr. Bello for the cost of COBRA health insurance continuation coverage under Quipp's health plan. Mr. Bello also will be entitled to receive any benefits accrued and due under all of Quipp's applicable benefit plans and programs. In addition, Mr. Bello agreed to certain confidentiality and non-competition provisions.

         Under Mr. Kady's employment agreement and the change of control agreements described above, a "change of control" is defined generally as meaning the acquisition by a person of securities having more than 20 percent of the voting power of Quipp's outstanding securities; a sale or other disposition of substantially all of Quipp's assets; any transaction as a result of which Quipp's shareholders do not beneficially own at least 80 percent of the voting power of the surviving company in the election of directors; or a change in the composition of Quipp's Board of Directors as a result of which "incumbent board members" (as defined in the agreement) constitute less than a majority of the Board of Directors. However, the Board of Directors may determine that one or more of these events do not constitute a change of control, provided that a majority of the Board of Directors consists of incumbent board members. A "constructive termination without cause" means an executive's resignation following a material reduction in his compensation, a significant diminution in his duties and responsibilities or assignment of duties and responsibilities that are materially and adversely inconsistent with the duties and responsibilities he held on the date of the agreement, or the required relocation of the executive out of the greater Miami, Florida area, in each case except as is due to cause or disability.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS


The following table sets forth certain information concerning ownership of Quipp common stock as of April 28, 2006 (unless otherwise noted) by (a) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the common stock, (b) each director of Quipp, (c) each executive officer of Quipp named in the Summary Compensation Table under Item 11, "Executive Compensation" and (d) all directors and executive officers of Quipp as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person's family sharing the same household, had sole voting and investment power with respect to the shares listed next to such person's name.

                                                         NUMBER OF SHARES                PERCENT OF
  NAME OF BENEFICIAL OWNER                              BENEFICIALLY OWNED          OUTSTANDING SHARES(1)
  ------------------------------------------------    -----------------------     --------------------------
  William A. Dambrackas (2)...................                  5,000                         *

  Lawrence J. Gibson (3)......................                  5,000                         *

  Michael S. Kady (4).........................                 24,000                       1.6%

  Cristina H. Kepner (5)......................                 26,174                       1.8%

  Arthur J. Rawl (6) .........................                  5,100                         *

  Robert C. Strandberg (7)....................                  5,000                         *

  Angel Arrabal (8)...........................                  3,760                         *

  Eric Bello .................................                     25                         *

  Christer A. Sjogren (9).....................                  6,858                         *

  David Switalski (10)........................                  3,765                         *

  Aegis Financial Corp. (11) .................                124,900                       8.6%

  FMR Corp. (12) .............................                141,500                       9.7%

  JDL Capital, LLC (13) ......................                142,000                       9.8%

  Kenneth G. Langone (14) ....................                 79,607                       5.5%

  Pyramid Trading Limited Partnership (15) ...                162,838                      11.2%

  Scion Capital, LLC (16) ....................                123,112                       8.5%

  All directors and executive officers                         98,424                       6.5%
     as a group (17)..........................

------------
*    Less than 1%

(1) Applicable percentage of ownership is based on 1,458,189 shares of common stock outstanding on April 25, 2006. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently, or within 60 days of April 28, 2006, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person's percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)  Includes 5,000 shares underlying options.

(3)  Includes 5,000 shares underlying options.

(4)  Includes 11,000 shares underlying options.

(5)  Includes 10,000 shares underlying options.

(6)  Includes 5,000 shares underlying options.

(7)  Includes 5,000 shares underlying options.

(8)  Includes 3,750 shares underlying options.

(9)  Includes 6,000 shares underlying options.

(10) Includes 3,750 shares underlying options.

(11) Includes 78,300 shares owned by the Aegis Value Fund, Inc. and 46,600 shares held by private investment advisory clients of Aegis Financial Corp. ("Aegis") (the "Accounts"), including William S. Berno (800 shares), Paul Gambal (1,200 shares) and Scott L. Barbee (2,000 shares), for which Aegis provides investment advisory services. As investment advisor to the Aegis Value Fund and the Accounts, Aegis has the sole power to dispose of the 124,900 shares held by the Aegis Value Fund and the Accounts. Aegis has sole power to vote or direct the vote of the 46,600 shares held by the Accounts. Messrs. Berno, Gambal and Barbee, Managing Directors of Aegis, also may be deemed to beneficially own the 78,300 shares held by the Aegis Value Fund because they have voting power over those shares as a result of their positions as directors and/or officers of the Aegis Value Fund. The address of Aegis is 1100 North Glebe Road, Suite 1040, Arlington, Virginia 22201-4798. The information in this note is derived from Amendment No. 3 to a Schedule 13D filed with the Securities and Exchange Commission on January 4, 2002 by Aegis, a Form 13F filed with the Securities and Exchange Commission on February 14, 2005 by Aegis and information provided to Quipp by Aegis. Aegis was formerly known as Berno, Gambal & Barbee, Inc.

(12) Consists of 141,500 shares owned by Fidelity Low Priced Stock Fund, a registered investment company (the "Fund"). FMR Corp. is a parent holding company of Fidelity Management & Research Company ("Fidelity"), which acts as an investment adviser to the Fund. Through their control of Fidelity, each of Edward C. Johnson 3d, Chairman of FMR Corp., and FMR Corp. has sole power to dispose of the 141,500 shares owned by the Fund. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of the 141,500 shares owned by the Fund, which power resides with the Fidelity funds' boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity funds' boards of trustees. Members of Mr. Johnson's family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders' voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The address of FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109. The information in this note is derived from the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003 by FMR Corp., Fidelity, the Fund, Mr. Johnson and Ms. Johnson.

(13) Consists of 142,000 shares held by JDL Partners, LP ("JDL"), JDL Capital, LLC ("JDL Capital") and John D. Lori (collectively, the "JDL Reporting Persons"). JDL is a Delaware private investment partnership whose general partner is JDL Capital. JDL Capital is a Delaware investment management firm that serves as the general partner of JDL Capital. Mr. Lori is the managing member of JDL Capital. JDL Capital and Mr. Lori disclaim beneficial ownership of the shares held by JDL, except to the extent of any pecuniary interest therein. The address of the JDL Reporting Persons is 106 Seventh Street, Suite 202, Garden City, New York 11530. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 26, 2005 and Amendment No. 4 to the Schedule 13D, filed with the Securities and Exchange Commission on December 14, 2005 by JDL, JDL Capital and Mr. Lori.

(14) Includes 33,891 shares held by Invemed Associates LLC. Mr. Langone is the Chairman of the Board and President of Invemed Associates LLC and principal owner of its corporate parent. The address of Mr. Langone is Invemed Associates LLC, 375 Park Avenue, New York, New York 10152. The information in this note is derived from Amendment No. 9 to a Schedule 13D filed with the Securities and Exchange Commission on August 21, 2001 by Mr. Langone.

(15) Pyramid Trading Limited Partnership has shared beneficial ownership with regard to all 162,838 shares with Oakmont Investments, LLC and Daniel Asher. Oakmont Investments, LLC is the general partner of Pyramid Trading Limited Partnership, and Mr. Asher is Manager of Oakmont Investments, LLC. The address of Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher is 440 S. LaSalle Street, Suite 700, Chicago, IL 60605. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 3, 2000 and Amendment No. 1 to
     Schedule 13D filed with the Securities and Exchange Commission on May 8, 2001 by Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher.

(16) Scion Capital, LLC ("Scion") serves as investment manager to Scion Value Fund, a series of Scion Funds, LLC and Scion Qualified Value Funds, a series of Scion Qualified Funds, LLC, both of which are private investment companies (the "Funds"). In its role as investment manager, Scion possesses voting and/or investment power over Quipp securities owned by the Funds. All of the shares listed in the table are owned by the Funds. The address of Scion Capital, LLC is 20400 Stevens Creek Blvd., Suite 840, Cupertino, California 95014. The information in this note is derived from Amendment No. 3 to Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by Scion Capital, LLC.

(17) Includes 56,000 shares underlying options.





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


                             EQUITY COMPENSATION PLAN INFORMATION
-----------------------------------------------------------------------------------------------

                                                                                NUMBER OF
                                                 NUMBER OF                      SECURITIES
                                               SECURITIES TO   WEIGHTED-        REMAINING
                                                 BE ISSUED      AVERAGE       AVAILABLE FOR
                                                   UPON         EXERCISE     FUTURE ISSUANCE
                                                EXERCISE OF     PRICE OF       UNDER EQUITY
                                                OUTSTANDING    OUTSTANDING     COMPENSATION
  PLAN CATEGORY                                   OPTIONS        OPTIONS          PLANS
-----------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders                                 83,500        $   14.22          106,889
-----------------------------------------------------------------------------------------------
Equity compensation plans not approved
by security holders                                  --               --               --
-----------------------------------------------------------------------------------------------

TOTAL                                            83,500        $   14.22          106,889
-----------------------------------------------------------------------------------------------

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 10, 2005, Quipp entered into a Share Purchase Agreement (the "Purchase Agreement") with the shareholders of Newstec, including Mr. John F. ("Skip") Connors, III, under which Quipp acquired all of the outstanding stock of Newstec. Prior to Quipp's execution of the Purchase Agreement, Newstec was a privately held by Mr. Connors and his brother, Terrence B. Connors, and Quipp's negotiation of the agreement with the Messrs. Connors was on an arm's-length basis. Under the Purchase Agreement, Quipp paid $4,026,000 in cash (subject to a potential post-closing adjustment), and 24,414 shares of common stock. An additional $150,000 in Quipp stock will be issued to the Messrs. Connors if, prior to December 31, 2006, Newstec recognizes revenue of at least $1,800,000 from a specified contract.


         The sum of $400,000 in cash and 19,531 shares of Quipp's common stock are being held in escrow for a period not to exceed 18 months from the date of the Purchase Agreement as security for any indemnification claims Quipp may have under the Purchase Agreement.


         Simultaneously with the closing, Newstec's executives, John F. Connors, III and Terrence B. Connors, each entered into employment agreements with us. Mr. John F. Connors' employment agreement is described in Item 11. Under Terence
B. Connors' employment agreement, Terrence B. Connors currently receives an annual salary of $150,000 and an annual bonus of $15,000.

ITEM 14 - INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees for all services provided by KPMG LLP for 2004 and 2005 were as follows:

AUDIT FEES

         The aggregate fees billed for professional services rendered by KPMG LLP for the audit of Quipp's annual consolidated financial statements and the reviews of Quipp's consolidated financial statements included in Quipp's quarterly reports on Form 10-Q were $158,000 in 2004 and $245,000 in 2005.

AUDIT RELATED FEES

         There were no assurance and related services rendered by KPMG LLP to Quipp billed in 2004 and 2005 that were reasonably related to the performance of the audit or review of Quipp's consolidated financial statements and were not reported under "Audit Fees" above.

TAX FEES

         There were no professional services rendered by KPMG LLP billed in 2004 and 2005 for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         There were no products and services provided by KPMG LLP billed in 2004 and 2005, other than the services referred to above.

                                    PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)    1      Financial Statements - See "Index to Financial Statements" in Item
              8 of the Annual Report on Form 10-K for the year ended December
              31, 2005 previously filed by the Registrant.

       2 Schedule II - Valuation and Qualifying Accounts. All other schedules are omitted because they are inapplicable.

       3 Exhibits (Note: The file number of all referenced reports and registration statements is 0-14870.)

                   Exhibit No.
                   -----------
                          3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

                          3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

                       * 10.1 Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Stockholders).

                       * 10.2      Quipp, Inc. Supplemental Executive
                                   Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 31,
                                   2005).

                       * 10.3 Quipp Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                       * 10.4 Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of

                                   December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

                       * 10.5 Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed October 31,
                                   2005).

                       * 10.6 Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit
                                   99.2 to the Registrant's Current Report on
                                   Form 8-K, filed October 31, 2005).

                       * 10.7 Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors, III (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

                      +* 10.8      Summary of Directors' Compensation.

                         10.9 Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16,
                                   2005).

                      +    22      Subsidiaries of the Registrant.

                      +    23      Consent of KPMG LLP.

                     ++    31.1    Certificate of the Chief Executive
                                   Officer of the Registrant required by Rule
                                   13a-14(a) under the Securities Exchange Act of 1934.

                     ++    31.2    Certificate of the principal financial
                                   officer of the Registrant required by Rule
                                   13a-14(a) under the Securities Exchange Act of 1934.

                      +    32.1    Certificate of the Chief Executive Officer of
                                   the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

                      +    32.2    Certificate of the principal financial
                                   officer of the Registrant required by Rule
                                   13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

+    Previously filed

++   Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                       QUIPP, INC.

Date:    April 28, 2006                By: /s/ Michael S. Kady
                                           -------------------------------------
                                           MICHAEL S. KADY
                                           President and Chief Executive Officer

                                   QUIPP, INC.
                           ANNUAL REPORT ON FORM 10-K
                                  EXHIBIT INDEX

                   Exhibit No.
                   -----------
                          3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

                          3.2 By-Laws, as amended (Incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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

                       * 10.1 Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant's Proxy Statement relating to the Registrant's 2005 Annual Meeting of Stockholders).

                       * 10.2      Quipp, Inc. Supplemental Executive
                                   Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on October 31,
                                   2005).

                       * 10.3 Quipp Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

                       * 10.4 Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of

                                   December 23, 2000, were entered into with David Switalski and Angel Arrabal. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

                       * 10.5 Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K, filed October 31,
                                   2005).

                       * 10.6 Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit
                                   99.2 to the Registrant's Current Report on
                                   Form 8-K, filed October 31, 2005).

                       * 10.7 Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors, III (incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed August 16, 2005).

                      +* 10.8      Summary of Directors' Compensation.

                         10.9 Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed August 16,
                                   2005).

                      +    22      Subsidiaries of the Registrant.

                      +    23      Consent of KPMG LLP.

                     ++    31.1    Certificate of the Chief Executive
                                   Officer of the Registrant required by Rule
                                   13a-14(a) under the Securities Exchange Act of 1934.

                     ++    31.2    Certificate of the principal financial
                                   officer of the Registrant required by Rule
                                   13a-14(a) under the Securities Exchange Act of 1934.

                      +    32.1    Certificate of the Chief Executive Officer of
                                   the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

                      +    32.2    Certificate of the principal financial
                                   officer of the Registrant required by Rule
                                   13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

------------
* Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

+    Previously filed

++   Filed herewith