Form 10-Q
period 2006-03-31
QUIPP INC
filed 2006-05-15
CIK 796577

================================================================================
                             WASHINGTON, D.C. 20549

                                _______________

                                    FORM 10-Q
                                _______________


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 2006.
                                           ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


       For the transition period from ________________ to ________________


                         Commission file number 0-14870

                                _______________

                                   QUIPP, INC.
             (Exact name of registrant as specified in its charter)
                                _______________


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


The number of shares of the registrant's common stock, $.01 par value, outstanding at May 5, 2006 was 1,458,189.

================================================================================

                                   QUIPP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
    Item 1 - Unaudited Condensed Consolidated Financial Statements

             Unaudited Condensed Consolidated Balance Sheets -                 3
               March 31, 2006 and December 31, 2005

             Unaudited Condensed Consolidated Statements of Operations -       4
               Three months ended March 31, 2006 and 2005

             Unaudited Condensed Consolidated Statements of Cash Flows -       5
               Three months ended March 31, 2006 and 2005

             Notes to Unaudited Condensed Consolidated Financial Statements    6

    Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  11

    Item 3 - Quantitative and Qualitative Disclosure about Market Risk        12

    Item 4 -  Controls and Procedures                                         13



PART II - OTHER INFORMATION

    Item 1A  - Risk Factors                                                  14

    Item 6   - Exhibits and Reports on Form 8-K                              14

                         PART 1 - FINANCIAL INFORMATION


ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               MARCH 31,    December 31,
                                                                 2006          2005
                                                             ------------   ------------
ASSETS

Current assets:
Cash and cash equivalents                                    $  1,175,586   $  2,829,246

Securities available for sale                                   3,795,049      3,035,395
Accounts receivable, net of allowances of $201,000
and $148,000                                                    3,923,414      4,086,891

Inventories                                                     6,330,953      4,803,013

Deferred tax asset-current                                        779,112        609,848

Prepaid expenses and other receivables                            744,967        520,634
                                                             ------------   ------------
TOTAL CURRENT ASSETS                                           16,749,081   $ 15,885,027

Property, plant and equipment, net of accumulated
depreciation of  $3,867,946 and $3,810,133                      2,114,259      1,603,041

Intangible assets, net of accumulated amortization of
$844,132 and $713,523                                           3,255,967      3,386,576

Goodwill                                                        2,190,847      2,190,847

Other assets                                                       38,768         33,738
                                                             ------------   ------------
TOTAL ASSETS                                                 $ 24,348,922   $ 23,099,229
                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt                            $    109,333   $    109,088

Accounts payable                                                1,436,403      1,683,712

Accrued salaries and wages                                        392,530        663,471

Deferred revenues                                               8,247,974      6,713,384

Other accrued liabilities                                       2,046,954      1,504,849
                                                             ------------   ------------
TOTAL CURRENT LIABILITIES
                                                               12,233,194     10,674,504

Long-term debt                                                    261,502        264,008
                                                             ------------   ------------

TOTAL LIABILITIES                                              12,494,696     10,938,512

Shareholders' equity:
Common stock - par value $.01 per share, 8,000,000
   shares authorized, 1,423,775 outstanding in 2006
   and 2005                                                        14,238         14,238
Retained earnings                                              11,839,360     12,153,632
Other comprehensive income (loss)                                     628         (7,153)
                                                             ------------   ------------

                                                               11,854,226     12,160,717
                                                             ------------   ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 24,348,922   $ 23,099,229
                                                             ------------   ------------

               See accompanying notes to the unaudited condensed
                        consolidated financial statements

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE THREE MONTHS ENDED
                                                      MARCH 31,      March 31,
                                                        2006           2005
                                                     -----------    -----------

Net sales                                            $ 5,260,458    $ 8,274,764
Cost of sales                                         (3,920,896)    (6,367,837)
                                                     -----------    -----------

   GROSS PROFIT                                        1,339,562      1,906,927

Operating expenses:
   Selling, general and
     administrative expenses                          (1,671,900)    (1,671,596)
   Research and development                             (142,879)       (59,099)
                                                     -----------    -----------

   OPERATING (LOSS) PROFIT                              (475,217)       176,232

--------------------------------------------------------------------------------
Other income (expense):

  Miscellaneous income                                    20,000             --

  Interest income                                         45,699         40,201

  Interest expense                                        (8,418)        (2,115)
                                                     -----------    -----------

                                                          57,281         38,086
--------------------------------------------------------------------------------


(LOSS) INCOME BEFORE INCOME TAXES                       (417,936)       214,318

Income tax benefit (expense)                             169,264        (85,728)
                                                     -----------    -----------

   NET  (LOSS) INCOME                                $  (248,672)   $   128,590
                                                     ===========    ===========


--------------------------------------------------------------------------------

PER SHARE AMOUNTS:

   Basic and diluted (loss) income per common share  $     (0.17)   $      0.09

   Basic and diluted average number of common
      and common equivalent shares outstanding         1,448,189      1,423,775


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,     March 31,
                                                                                  2006           2005
                                                                              -----------    -----------
Cash (used in) provided by operations:
    Net (loss) income                                                         $  (248,672)   $   128,590

Reconciliation of net (loss) income to net cash (used in) provided by operations:


    Depreciation                                                                   57,813         59,452
    Intangible amortization                                                       130,609         28,798
    Deferred income tax                                                          (169,264)            --
    Stock-based compensation                                                        7,308          7,419

Changes in operational assets and liabilities:

    Accounts receivable                                                           163,477      1,344,593
    Inventories                                                                (2,053,167)     1,863,902
    Prepaid and other assets                                                     (229,363)      (323,236)
    Accounts payable and other accrued liabilities                                (49,053)       500,142
    Deferred revenues                                                           1,534,590     (2,771,358)
                                                                              -----------    -----------
NET CASH (USED IN) PROVIDED BY OPERATIONS                                        (855,722)       838,302
                                                                              -----------    -----------
Cash flow from investing activities:
    Securities purchased                                                         (751,873)    (3,801,156)
    Capital expenditures                                                          (43,804)       (21,706)
                                                                              -----------    -----------

NET CASH USED IN INVESTING ACTIVITIES                                            (795,677)    (3,822,862)
                                                                              -----------    -----------
Cash flow from financing activities:
    Repayment of debt                                                              (2,261)            --
                                                                              -----------    -----------
NET CASH USED IN FINANCING ACTIVITIES                                              (2,261)            --
                                                                              -----------    -----------
Decrease in cash and cash equivalents                                          (1,653,660)    (2,984,560)
Cash and cash equivalents at beginning of year                                  2,829,246      5,762,511
                                                                              -----------    -----------
Cash and cash equivalents at end of quarter                                   $ 1,175,586    $ 2,777,951
                                                                              ===========    ===========


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Newstec, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES
Inventories at March 31, 2006 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2006 and December 31, 2005 is as follows:

                                    MARCH 31,               December 31,
                                      2006                     2005
                                   ----------               ----------
       Raw materials               $2,883,677               $2,792,334
       Work in process                836,295                  911,586
       Finished goods                 659,194                  121,377
                                   ----------               ----------
       Subtotal                     4,379,166                3,825,297
       Shipped, not recognized      1,951,787                  977,716
                                   ----------               ----------
                                   $6,330,953               $4,803,013
                                   ----------               ----------

NOTE 3 - REVENUE RECOGNITION
Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables." Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses if any on such contracts are recognized immediately.

NOTE 4 - INCOME PER SHARE
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income (loss) per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ended March 31, 2006 and 2005, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION
The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At March 31, 2006, there were 106,889 shares available for grant under the Equity Compensation Plan.

As of January 1, 2006, the Company adopted Statement of Accounting Standards ("SFAS") 123R "Share Based Payments" using the modified prospective transition method. Under the SFAS 123R modified prospective transition method, the Company is required to expense the grant date fair value of stock options and other stock compensation over the requisite service period for stock awards granted after January 1, 2006, awards that are modified, repurchased or canceled after January 1, 2006 and the portion of awards issued from December 15, 1994 to December 31, 2006 that have not yet vested. Financial statements for prior periods are not restated. The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. SFAS 123R requires that at the grant date the Company estimate forfeitures for unvested awards. Since the Company estimated forfeitures on stock option grants issued in previous periods the Company did not recognize a cumulative effect of a change in accounting principle, upon the adoption of SFAS 123R.

The Company recognized stock-based compensation totaling $7,308 and $7,416 for the three months ended March 31, 2006 and 2005, respectively. Components of stock-based compensation expense follow:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                           2006      2005
                                                         -------    -------
      Stock Options                                      $ 1,971    $ 5,585
      Restricted Stock Awards                              5,337      1,834
                                                         -------    -------
      Total stock based compensation costs
        included in selling, general and
        administrative expenses                            7,308      7,419
      Income tax benefit                                  (2,960)    (2,966)
                                                         -------    -------
      Total after-tax stock-based compensation expense   $ 4,348    $ 4,453
                                                         =======    =======

During the three month period ended March 31, 2006, no stock options were granted, exercised or forfeited and no stock options expired. The following information relates to stock options at March 31, 2006:

                                                                         WEIGHTED         WEIGHTED
                                                                          AVERAGE         AVERAGE        AGGREGATE
                                                                         EXERCISE        REMAINING       INTRINSIC
                                                             SHARES        PRICE        TERM (YEARS)       VALUE
                                                            ---------- -------------- ----------------- ------------
Stock options outstanding at March 31, 2006                     83500     $14.22            2.89           $294,614
Stock options exercisable at March 31, 2006                    78,500     $14.26            2.76           $274,634

As of March 31, 2006, approximately $23,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes restricted stock award activity for the three months ended March 31, 2006:

                                                                      WEIGHTED
                                                                      AVERAGE
                                                       RESTRICTED    GRANT DATE
                                                         SHARES      FAIR PRICE
                                                        --------      ---------
      Non-vested stock awards as of December 31, 2005      5,000      $   12.80
      Granted                                                 --             --
      Vested                                                  --             --
      Forfeited                                               --             --
                                                        --------      ---------
      Non-vested stock awards as of March 31, 2006         5,000      $   12.80
                                                        ========

As of March 31, 2006, approximately $41,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.9 years.

From January 1, 2003 until December 31, 2005, the Company used the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002.

Prior to 2003, the Company accounted for grants of equity compensation under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's pro forma net income and earnings per share for the three months ended March 31, 2005, determined as if the company adopted
SFAS 123R for the period, are as follows:

                                                                   MARCH 31,
                                                                     2005
                                                                   --------

  Net income as reported                                           $128,590
  Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of tax                                                        ($4,536)

  Pro forma net income                                             $124,054

  Income  Per Share:
  Basic and diluted income per share                               $   0.09


NOTE 6 - ACQUISITION
On August 10, 2005, the Company purchased the outstanding stock of Newstec, Inc. ("Newstec"), a privately-held company located in Walpole, Massachusetts. Newstec manufactures and sells high-speed inserting equipment and controls designed to handle inserting requirements for the newspaper and commercial printing markets. The Company acquired Newstec to enhance its product offering and expand new product development capabilities.

The Company paid to the shareholders of Newstec (the "Sellers") $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Quipp, Inc. stock based upon criteria specified in the agreement. During April 2006, in accordance with the share purchase agreement, the Company issued to the Sellers 24,414 shares of Quipp, Inc. stock with a fair value of approximately $250,000 as additional consideration. The remaining balance of additional consideration that the Sellers can receive is $150,000. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and securities on hand. As of March 31, 2006, the total paid and accrued acquisition costs for the stock purchase transaction amounted to $4,622,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses).

The acquisition was treated as a purchase transaction, and the purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair value on the acquisition date. The Company hired an independent appraisal consultant to assist with the valuation of goodwill and other intangible assets. The purchase price was allocated as follows:

               Cash Paid                            $4,558,789
               Accrued Acquisition Costs                63,883

               Liabilities Assumed:
                    Current                          4,361,091
                    Long Term                           26,786
                                                    ----------

                                                    $9,010,549
                                                    ----------

               Fair Value of Tangible Assets:
                    Current Assets                  $3,846,261
                    Fixed Assets                        40,602

               Intangible Assets:
                    Non-competition agreement        2,500,000
                    Customer lists                     248,000
                    Trade names                        253,000
                    Goodwill                         2,122,686
                                                    ----------

                                                    $9,010,549
                                                    ----------

Of the total purchase price, $3,001,000 was allocated to amortizable intangible assets including tradenames, customer lists and non-competition agreements. Tradenames represent the value associated with customer recognition of the Newstec and NewsCom brand names. Customer lists represent Newstec's relationships with its installed base of customers. The Company entered into an agreement with the former principals of Newstec including non-competition provisions that are applicable for a minimum term ending two years after the date the former principals of Newstec cease to be employed by the Company, subject to a minimum five year term.

The following table shows details of the amortizable intangibles:

                                                                      Fair
          Intangible Asset                           Value            Life
          ------------------------------------    ----------       ----------
          Tradenames                                 253,000         10 Years
          Customer Relationship                      248,000         10 Years
          Non-competition Agreement                2,500,000          7 Years

The unaudited condensed consolidated statement of operations for the period ended March 31, 2006 includes the operating results of Newstec. The following unaudited pro forma results of operations of the Company for the period ended March 31, 2005 assume the acquisition of Newstec occurred as of January 1, 2005. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.


                               UNAUDITED PRO FORMA

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                    2005
                                                                ------------
             Net Sales                                          $15,091,510

             Net Income                                            $140,321


             Basic and diluted income per common share                $0.10

             Basic and diluted average number of
                     common shares outstanding                    1,448,189

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                      2006              2005
                                                  (UNAUDITED)       (Unaudited)
        ------------------------------------------------------------------------

        NET SALES                                    100.0%            100.0%
        GROSS PROFIT                                 25.5%             23.0%
        SELLING, GENERAL AND ADMINISTRATIVE
        EXPENSES                                     31.8%             20.2%
        RESEARCH AND DEVELOPMENT                      2.7%              0.7%
        OTHER INCOME, NET                             1.1%              0.5%
        NET INCOME                                   (4.7%)             1.6%

NET SALES for the three months ended March 31, 2006 were $5,260,458, a decrease of $3,014,306 (36.4%) compared to net sales of $8,274,764 for the corresponding period in 2005. In 2005 we recognized the sale of a large, complex system totaling approximately $2,700,000. During the first quarter 2006 we generated sales of approximately $225,000 from our new inserter product line acquired with the August 2005 purchase of Newstec, Inc. Due to the low volume of Newstec activity in the fourth quarter 2005 and first quarter 2006, we accelerated the closing of Newstec's Walpole Massachusetts facility and moved Newstec's operations to our Miami facility.

GROSS PROFIT for the three months ended March 31, 2006 was $1,339,562, a decrease of $567,365 (29.8%) as compared to $1,906,927 for the corresponding period in 2005. Gross profit as a percentage of sales for the first three months of 2006 improved to 25.5% compared to 23.0% for the same period in 2005. Gross profit in 2005 was adversely affected because we recognized only a small profit on the complex system order described above. Our first quarter 2006 cost of sales was negatively affected by operating costs related to the closing of the Newstec's Walpole, Massachusetts facility, including the movement of Newstec inventory to Miami, Florida, and training of personnel in our Miami Florida facility to build Newstec products. The Walpole facility was closed in February 2006.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended March 31, 2006 were $1,671,900, an increase of $304 as compared to $1,671,596 for the corresponding period in 2005. In the first quarter of 2006, we incurred approximately $360,000 of selling, general and administrative costs related to Newstec operations, including costs related to the transition of administrative functions to the Miami facility. In the first quarter of 2005, we incurred costs of approximately $355,000 for our annual NEXPO show and for activities related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. Because the NEXPO show in 2006 occurred in April, related costs will be recognized in the second quarter.

RESEARCH AND DEVELOPMENT expenses for the three months ended March 31, 2006 were $142,879, an increase of $83,780 (141.8%) as compared to $59,099 for the same period in 2005. During the three months ended March 31, 2006, we focused most of research and development resources on hardware and software enhancements to our newly acquired inserter product line. In 2005, we substantially completed the testing of the Quipp Packman packaging system.

OTHER INCOME AND EXPENSE (NET) for the three months ended March 31, 2006 were $57,281 as compared to $38,086 for the corresponding period in 2005. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $20,000 for the first quarter in 2006; we had no royalty revenues during the same period in 2005. Additionally, interest income increased by $5,498 due to increased interest rates on securities available for sale, offset in part by lower cash, cash equivalents, and securities available for sale. Interest expense was greater for the three months ended March 31, 2006 primarily due to amortization of loan costs associated with our line of credit.

GENERAL
Our backlog as of March 31, 2006 was $12,800,000 compared to $13,524,000 at December 31, 2005 and $4,148,000 at March 31, 2005. We expect to ship all items in our backlog during the next eighteen months. Orders for the three months ended March 31, 2006 were $4,468,000 compared to orders of $3,690,000 during the three months ending March 31, 2005.

LIQUIDITY
On March 31, 2006, cash and cash equivalents and securities available for sale totaled $4,970,635 as compared to $5,864,641 at December 31, 2005, a decrease of $894,006. Working capital on March 31, 2006 was $4,515,887, a decrease of $694,636 from $5,210,523 at December 31, 2005. The reduction in cash and cash equivalents and securities available for sale is principally due to the increase in inventory to accommodate scheduled shipments in the second and third quarter of 2006. The Company believes that the remaining cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Our $3,000,000 line of credit agreement (the "Agreement") with Merrill Lynch Business Financial Services, Inc. (Merrill Lynch) expired on April 30, 2006. During the term of the Agreement, we did not borrow any amount under the line of credit. As of the date of this report, we are engaged in negotiations to renew the line of credit. We cannot assure that the line of credit will be renewed.

The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.


FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders, and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.


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

(b)      Change in Internal Control over Financial Reporting

At the end of each interim period, the Company computes an estimated effective income tax rate for the full year. The estimated rate is used to provide for income taxes at each interim period. As previously disclosed, a material weakness related to processes and procedures involved in the calculation of current and deferred income tax liabilities related to state income taxes was identified during the audit of the financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2005 (the "Form 10-K"). See Item 9 of the Form 10-K for additional information. In response, during the first quarter of 2006, the Company expanded the scope of the existing engagement with its tax accountants (who are not the Company's independent registered public accounting firm) to include the review of these quarterly tax calculations.

Except as noted above, no change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 5  OTHER INFORMATION

On April 25, 2006, Quipp's Corporate Governance and Compensation Committee made a restricted stock award to Michael S. Kady, Quipp's President and Chief Executive Officer, of 5,000 shares of Quipp Common Stock. The shares vest on the third anniversary of the date of grant.

                          PART II - OTHER INFORMATION

ITEM 1A RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6   EXHIBITS

The following exhibits are filed with this report:


3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

3.2 By Laws, as amended (incorporated by reference to Exhibit 3.3 to Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

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


                                    QUIPP, INC.

 Date:  May 12, 2006

                                    By: /s/ Michael S. Kady
                                        ----------------------------------------
                                    Michael S. Kady
                                    President and Chief Executive Officer


                                    By: /s/ Eric Bello
                                        ----------------------------------------
                                    Eric Bello, Treasurer
                                    (Principal financial and accounting officer)