Form 10-Q
period 2006-06-30
QUIPP INC
filed 2006-08-11
CIK 796577

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarter ended June 30, 2006.
                          --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ___________________ to ___________________

                         Commission file number 0-14870
                                                -------

                                   QUIPP, INC.
              ----------------------------------------------------
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

                                 (305) 623-8700
               --------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [ ]

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or non - accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check
One):

Large Accelerated Filer  ___   Accelerated Filer ___   Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  [ ]        No  [X]

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 5, 2006 was 1,458,189.

================================================================================

                                   QUIPP, INC.
                                      INDEX

                                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1 - Unaudited Condensed Consolidated Financial Statements

              Unaudited Condensed Consolidated Balance Sheets -                              3
                June 30, 2006 and December 31, 2005

              Unaudited Condensed Consolidated Statements of Operations -                    4
                Three and six months ended June 30, 2006 and 2005

              Unaudited Condensed Consolidated Statements of Shareholders'
                Equity - 5 Six months ended June 30, 2006 and 2005                           5

              Unaudited Condensed Consolidated Statements of Cash Flows -                    6
                Six months ended June 30, 2006 and 2005

              Notes to Unaudited Condensed Consolidated Financial Statements                 7

     Item 2 - Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                13

     Item 3 - Quantitative and Qualitative Disclosure about Market Risk                      15

     Item 4 -  Controls and Procedures                                                       15



PART II - OTHER INFORMATION

     Item 1A  - Risk Factors                                                                 16

     Item 6   - Exhibits and Reports on Form 8-K                                             16


                         PART 1 - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,      December 31,
                                                                       2006             2005
                                                                   ------------     ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                       $    700,299     $  2,829,246
   Securities                                                         3,312,861        3,035,395
   Accounts receivable, net of allowances of $153,000
      and $148,000                                                    3,827,043        4,086,891
   Inventories                                                        5,552,379        4,803,013
   Deferred tax asset-current                                           609,848          609,848
   Prepaid expenses and other receivables                               270,164          520,634
                                                                   ------------     ------------
        TOTAL CURRENT ASSETS                                       $ 14,272,594     $ 15,885,027


Property, plant and equipment, net of accumulated depreciation
   of $3,937,133 and $3,810,133                                       2,390,704        1,603,041
Intangible assets, net of accumulated amortization                    3,125,358        3,386,576
Goodwill                                                              2,440,847        2,190,847
Other assets                                                             37,087           33,738
                                                                   ------------     ------------
        TOTAL ASSETS                                               $ 22,266,590     $ 23,099,229
                                                                   ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                               $    109,333     $    109,088
   Accounts payable                                                   1,488,780        1,683,712
   Accrued salaries and wages                                           637,915          663,471
   Deferred revenues                                                  5,625,348        6,713,384
   Other accrued liabilities                                          1,773,754        1,504,849
                                                                   ------------     ------------
        TOTAL CURRENT LIABILITIES
                                                                      9,635,130       10,674,504


Long-term debt                                                          260,175          264,008
                                                                   ------------     ------------
        TOTAL LIABILITIES
                                                                      9,895,305       10,938,512

Shareholders' equity:
   Common stock - par value $.01 per share, authorized 8,000,000
      shares, issued 1,458,189 in 2006 and 1,423,775 in 2005)            14,582           14,238
   Additonal paid-in capital                                            268,919               --
   Retained earnings                                                 12,081,281       12,153,632
   Other comprehensive income                                             6,503           (7,153)
                                                                   ------------     ------------
                                                                     12,371,285       12,160,717
                                                                   ------------     ------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 22,266,590     $ 23,099,229
                                                                   ------------     ------------

                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                           QUIPP INC. AND SUBSIDIARY
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For The Three Months Ended          For The Six Months Ended
                                                   ------------------------------      ------------------------------
                                                      June 30,         June 30,           June 30,         June 30,
                                                       2006              2005              2006              2005
                                                   ------------      ------------      ------------      ------------
NET SALES                                          $  8,625,455      $  5,440,575      $ 13,885,913      $ 13,715,339
Cost of sales                                        (5,956,763)       (3,811,717)       (9,877,659)      (10,179,554)
                                                   ------------      ------------      ------------      ------------
GROSS PROFIT                                          2,668,692         1,628,858         4,008,254         3,535,785
                                                   ------------      ------------      ------------      ------------

Operating expenses:
  Selling, general and
  administrative
  expenses                                           (2,042,873)       (1,312,031)       (3,714,773)       (2,983,627)
  Research and development                             (104,070)         (133,711)         (246,949)         (192,810)
                                                   ------------      ------------      ------------      ------------

OPERATING  PROFIT                                       521,749           183,116            46,532           359,348

Other income (expense):
   Miscellaneous income                                      --            25,000            20,000            25,000
   Interest income                                       41,288            54,517            86,987            94,718
   Interest expense                                      (8,316)           (2,719)          (16,734)           (4,834)
                                                   ------------      ------------      ------------      ------------
                                                         32,972            76,798            90,253           114,884

INCOME  BEFORE INCOME TAXES                             554,721           259,914           136,785           474,232

Income tax expense                                     (232,331)         (103,958)          (63,067)         (189,686)
                                                   ------------      ------------      ------------      ------------

NET  INCOME                                        $    322,390      $    155,956      $     73,718      $    284,546
                                                   ============      ============      ============      ============


PER SHARE AMOUNTS:

Basic and diluted income per common share          $       0.22      $       0.11      $       0.05      $       0.20

Basic and diluted average number of common and
common equivalent shares outstanding                  1,455,771         1,423,775         1,452,001         1,423,775


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                           Additional                       Other         Total
                                                      Common Stock           Paid-In      Retained      Comprehensive  Shareholders'
                                                  Shares        Amount       Capital      Earnings      Income (Loss)     Equity
                                              ------------   ----------   -----------   ------------    -----------    ------------
Balances on December 31, 2005                    1,423,775   $   14,238   $        --   $ 12,153,632    $    (7,153)   $ 12,160,717


Stock Based Compensation                            10,000          100        19,163             --             --          19,263

Shares issued as additional consideration
 pursuant to the acquisition of Newstec, Inc.       24,414          244       249,756             --             --         250,000

Dividend Declared on Common Stock                       --           --            --       (146,069)            --        (146,069)

Unrealized gain on Securities held                      --           --            --             --         13,656          13,656

Net income                                              --           --            --         73,718             --    $     73,718
                                              ------------   ----------   -----------   ------------    -----------    ------------

Balances on June 30, 2006                        1,458,189   $   14,582   $   268,919   $ 12,081,281    $     6,503    $ 12,371,285
                                              ============   ==========   ===========   ============    ===========    ============



               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For The Six Months Ended
                                                                                 June 30,         June 30,
                                                                                   2006             2005
                                                                               -----------      -----------
Cash (used in) provided by operations:
   Net income                                                                  $    73,718      $   284,546

Reconciliation of net income to net cash (used in) provided by operations:

   Depreciation and amortization                                                   127,000          118,947
   Intangible amortization                                                         261,218           57,598
Stock-based compensation                                                            19,263           17,195

Changes in operational assets and liabilities:
   Accounts receivable                                                             259,848        2,127,832
   Inventories                                                                  (1,308,046)       1,977,567
   Prepaid and other assets                                                        247,121         (157,988)
   Accounts payable and  accrued liabilities                                        48,417         (583,705)
   Deferred revenues                                                            (1,088,036)      (3,133,105)
                                                                               -----------      -----------
   Net cash  (used in) provided by operations                                   (1,359,497)         708,887

Cash flow from investing activities:
    Securities purchased                                                        (2,771,344)      (6,112,130)
Securities sold or matured                                                       2,507,534        1,303,247
    Capital expenditures                                                          (355,983)         (59,599)
                                                                               -----------      -----------
Net cash used in investing activities                                             (619,793)      (4,868,482)
                                                                               -----------      -----------

Cash flow from financing activities:
   Repayment of debt                                                                (3,588)              --
   Dividends paid to shareholders                                                 (146,069)              --
                                                                               -----------      -----------
Net cash used in financing activities                                             (149,657)              --
                                                                               -----------      -----------

Decrease in cash and cash equivalents                                           (2,128,947)      (4,159,595)

Cash and cash equivalents at beginning of year                                   2,829,246        5,762,511
                                                                               -----------      -----------

Cash and cash equivalents at end of quarter                                    $   700,299      $ 1,602,916
                                                                               -----------      -----------


               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Newstec, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of June 30, 2006 and the results of its operations and cash flows for the three and six months ended June 30, 2006. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at June 30, 2006 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2006 and December 31, 2005 is as follows:

                                      June 30,      December 31,
                                        2006           2005
                                     ----------     ----------
         Raw materials               $2,961,226     $2,792,334
         Work in process              1,552,227        911,586
         Finished goods                 246,224        121,377
                                     ----------     ----------
         Subtotal                     4,759,677      3,825,297

         Shipped, not recognized        792,702        977,716
                                     ----------     ----------
                                     $5,552,379     $4,803,013
                                     ----------     ----------

NOTE 3 - REVENUE RECOGNITION
Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables." Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses, if any, on such contracts are recognized immediately.

NOTE 4 - INCOME PER SHARE

Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ended June 30, 2006 and 2005, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At June 30, 2006, there were 139,389 shares available for grant under the Equity Compensation Plan.

As of January 1, 2006, the Company adopted Statement of Accounting Standards ("SFAS") No. 123R "Share Based Payments" using the modified prospective transition method. Under the SFAS 123R modified prospective transition method, the Company is required to expense the grant date fair value of stock options and other stock compensation over the requisite service period for stock awards granted after January 1, 2006, awards that are modified, repurchased or canceled after January 1, 2006 and the portion of awards issued from December 15, 1994 to December 31, 2006 that have not yet vested. Financial statements for prior periods are not restated. The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. The Company previously recorded compensation expense for stock awards under SFAS 123. Since the Company estimated forfeitures on stock option grants issued in previous periods, the Company did not recognize a cumulative effect of a change in accounting principle upon the adoption of SFAS 123R.

 The Company recognized stock-based compensation totaling $19,263 and $17,195 for the six months ended June 30, 2006 and 2005, respectively. Components of stock-based compensation expense follow:

                                                              Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           2006          2005
                                                         --------      --------
    Stock Options                                        $  3,963      $ 10,079
    Restricted Stock Awards                                15,300         7,116
                                                         --------      --------
    Total stock based compensation costs included in
    selling,  general and administrative expenses          19,263        17,195
    Income tax benefit                                     (8,883)       (6,878)
                                                         --------      --------
    Total after-tax stock-based compensation expense
                                                         $ 10,380      $ 10,317
                                                         ========      ========

During the six month period ended June 30, 2006, no stock options were granted or exercised. The following stock option activity occurred during the six months ending June 30, 2006:

                                                                               Weighted
                                                                Weighted        Average
                                                                Average        Remaining     Aggregate
                                                                Exercise      Contractual    Intrinsic
                                                    Shares        Price       Term (years)     Value
                                                   --------      ---------     ---------     ---------
    Options outstanding at December 31, 2005         83,500      $   14.22            --            --

    Forfeited or expired                            (37,500)         14.00            --            --
                                                   --------      ---------     ---------     ---------
    Options outstanding at June 30, 2006             46,000      $   14.40          4.90     $ 178,831
                                                   --------      ------        ---------     ---------

    Stock options exercisable at June 30, 2006       41,000      $   14.49          4.93     $ 158,851
                                                   --------      ---------     ---------     ---------

As of June 30, 2006, approximately $15,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.9 years.


The following table summarizes restricted stock award activity for the six months ended June 30, 2006:

                                                                                   Weighted
                                                                                    Average
                                                                    Restricted    Grant Date
                                                                      Shares      Fair Price
                                                                   ------------- --------------
        Non-vested stock awards as of December 31, 2005                   5,000     $  12.80
        Granted                                                           5,000     $  10.87
        Vested                                                               --           --
        Forfeited                                                            --           --
                                                                   ------------
        Non-vested stock awards as of June 30, 2006                      10,000     $  11.84
                                                                   ============

As of June 30, 2006, approximately $86,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 2.24 years.

From January 1, 2003 until December 31, 2005, the Company used the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation," prospectively to all employee awards granted, modified, or settled after December 31, 2002.

Prior to 2003, the Company accounted for grants of equity compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's pro forma net income and earnings per share for the six months ended June 30, 2005, determined as if the company adopted SFAS 123R for the period, are as follows:

                                                                    June 30,
                                                                      2005
                                                                --------------

  Net income as reported                                             $284,546
  Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of tax                                                          ($9,017)

  Pro forma net income                                               $275,529

  Income  Per Share:
  Basic and diluted income per share                                 $   0.19


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

The Company paid to the shareholders of Newstec (the "Sellers") $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Quipp, Inc. stock based upon criteria specified in the agreement. As of December 31, 2005, the Sellers were entitled to $250,000 of the available $500,000 additional consideration, based on Newstec's achievement of a performance goal set forth in the share purchase agreement under which the Company acquired Newstec. The Company paid the additional consideration in April 2006 by issuing 24,414 shares of Quipp, Inc. stock with a fair value of approximately $250,000, reflected as an increase to goodwill . The remaining balance of additional consideration that the Sellers can receive is $150,000. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and securities on hand. As of June 30, 2006, the total cash and stock paid and accrued acquisition costs for the stock purchase transaction amounted to $4,872,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses).

The acquisition was treated as a purchase transaction, and the purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair value on the acquisition date. The Company hired an independent appraisal consultant to assist with the valuation of goodwill and other intangible assets. The purchase price was allocated as follows:

         Cash Paid                          $4,616,572
         Shares issued                         250,000
         Accrued Acquisition Costs               6,100

         Liabilities Assumed:
              Current                        4,361,091
              Long Term                         26,786
                                            ----------

                                            $9,260,549
                                            ----------

         Fair Value of Tangible Assets:
              Current Assets                $3,846,261
              Fixed Assets                      40,602

         Intangible Assets:
              Non-competition agreement      2,500,000
              Customer lists                   248,000
              Trade names                      253,000
              Goodwill                       2,372,686
                                            ----------

                                            $9,260,549
                                            ----------

Of the total purchase price, $3,001,000 was allocated to amortizable intangible assets including tradenames, customer lists and non-competition agreements. Tradenames represent the value associated with customer recognition of the Newstec and NewsCom brand names. Customer lists represent Newstec's relationships with its installed base of customers. The Company entered into an agreement with the former principals of Newstec, including non-competition provisions that are applicable for a minimum term ending two years after the date the former principals of Newstec cease to be employed by the Company, subject to a minimum five year term.

The following table shows details of the amortizable intangibles:

                                                                     Fair
        Intangible Asset                           Value             Life
        ------------------------------          ----------        ---------
        Tradenames                                 253,000         10 Years
        Customer Relationship                      248,000         10 Years
        Non-competition Agreement                2,500,000          7 Years

The unaudited condensed consolidated statement of operations for the period ended June 30, 2006 includes the operating results of Newstec. The following unaudited pro forma results of operations of the Company for the period ended June 30, 2005 assume the acquisition of Newstec occurred as of January 1, 2005. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.


                               Unaudited Pro Forma

                                                      Six months ended
                                                         June 30,
                                                          2005
                                                       -----------
         Net Sales                                     $18,670,611

         Net Income                                    $   198,085


         Basic and diluted income per common share     $      0.14

         Basic and diluted average number of
                 common shares outstanding               1,451,946



NOTE 7 - COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the Company's unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists entirely of unrealized gains on securities available for sale.

Comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

                                                      For The Three Months       For The Six Months
                                                         Ended June 30,            Ended June 30,
                                                     ---------------------     ---------------------
                                                       2006         2005         2006         2005
                                                     --------     --------     --------     --------
Net Income                                           $322,390     $155,956     $ 73,718     $284,546
     Other comprehensive income:
        Unrealized gain on investments in
        marketable securities available for sale        5,875       17,150       13,656       12,822
                                                     --------     --------     --------     --------
Comprehensive income                                 $328,265     $173,106     $ 87,374     $297,368
                                                     ========     ========     ========     ========

NOTE 8 - RECENT PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting and reporting requirements for uncertainties in income tax law as it relates to FASB Statement 109. FIN 48 requires the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect of FIN 48 on its Consolidated Financial Statements.

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)," ("EITF No. 06-3"), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of this EITF would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company's financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company believes this new pronouncement will have no impact on its Consolidated Financial Statements.


NOTE 9  - RECENT EVENTS

On August 9, 2006, our Board of Directors approved a dividend of $0.05 per share payable on December 1, 2006 to shareholders of record on November 1, 2006.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of operations expressed as a percentage of net sales for the periods indicated:

                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                        2006              2005               2006              2005
                                                    (Unaudited)       (Unaudited)        (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
Net sales                                             100.0%            100.0%             100.0%            100.0%
Gross profit                                           30.9%             29.9%              28.9%             25.8%
Selling,    general   and    administrative
expenses                                               23.7%             24.1%              26.8%             21.7%
Research and development                                1.2%              2.5%               1.8%              1.4%
Other income, net                                       0.4%              1.4%               0.6%              0.8%
Net income                                              3.7%              2.9%               0.5%              2.1%

THREE MONTHS ENDED JUNE 30, 2006

NET SALES for the three months ended June 30, 2006 were $8,625,455, an increase of $3,184,880 (58.5%) compared to net sales of $5,440,575 for the corresponding period in 2005. The increase is mostly due to increased sales of the Quipp Packman product line. Additionally, during the second quarter 2006 we generated sales of approximately $138,000 from our new inserter product line acquired with the August 2005 purchase of Newstec, Inc. (Newstec).

GROSS PROFIT for the three months ended June 30, 2006 was $2,668,692, an increase of $1,039,834 (63.8%) as compared to $1,628,858 for the corresponding period in 2005. Gross profit as a percentage of sales for the first three months of 2006 improved to 30.9% compared to 29.9% for the same period in 2005. The improved profit margin percentage is mostly due to greater factory overhead absorption from higher production volumes.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended June 30, 2006 were $2,042,873, an increase of $730,842 (55.7%) as compared to $1,312,031 for the corresponding period in 2005. The increase is due mostly to costs associated with our participation in the annual NEXPO exhibition sponsored by The Newspaper Association of America, personnel and intangible amortization costs related to the recently acquired Newstec product line, and higher variable selling costs from improved sales.

We incurred approximately $400,000 in expenses with respect to NEXPO in the second quarter 2006. In 2005, our NEXPO marketing show occurred in the first quarter, and expenses relating to our participation in NEXPO were reflected in our operating results for the first quarter of 2005. Selling general and administrative costs related to the Newstec product line totaled approximately $270,000, including $102,000 of intangible amortization expense. Additionally, we incurred greater variable selling costs such as warranty expense and commissions associated with our improved second quarter sales. These higher costs were offset in part by lower costs for activities related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT expenses for the three months ended June 30, 2006 were $104,070, a decrease of $29,641 (22.2%) as compared to $133,711 for the same period in 2005. During the three months ended June 30, 2006, we focused most of our research and development resources on hardware and software enhancements to our Newstec inserter product line. During the same period in 2005, research and development efforts were more concentrated on development and testing of our In-Line C inserting/collating system with poly-wrapping capabilities.

OTHER INCOME AND EXPENSE (NET) for the three months ended June 30, 2006 were $32,972, compared to $76,798 for the corresponding period in 2005. Interest income decreased by $13,229 to $41,288 mostly due to lower cash, cash equivalents, and securities available for sale, offset in part by increased interest rates. Interest expense was greater for the three months ended June 30, 2006 primarily due to amortization of loan costs associated with our line of credit. Additionally in the second quarter of 2005 we generated $25,000 in royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment; we had no royalty revenues during the same period in 2006.

SIX MONTHS ENDED JUNE 30, 2006

NET SALES for the six months ended June 30, 2006 were $13,885,913, an increase of $170,574 (1.2%) compared to net sales of $13,715,339 for the corresponding period in 2005. . During the six months ending 2006, we generated sales of approximately $363,000 from our new inserter product line acquired with the August 2005 purchase of Newstec, Inc. Due to the low volume of Newstec activity in the fourth quarter 2005 and beginning of 2006, we accelerated the closing of Newstec's Walpole, Massachusetts facility and moved Newstec's operations to our Miami facility.

GROSS PROFIT for the six months ended June 30, 2006 was $4,008,254, an increase of $472,469 (13.4%) as compared to $3,535,785 for the corresponding period in 2005. Gross profit as a percentage of sales for the first six months of 2006 improved to 28.9% compared to 25.8% for the same period in 2005. Our 2006 gross profit as a percentage of sales improved due to greater absorption of factory overhead costs offset in part by higher operating costs related to the closing of Newstec's Walpole, Massachusetts facility. Additionally, our 2005 gross profit was adversely affected because we recognized only a small profit on a $2,700,000 complex system order. The equipment for this complex order was manufactured and shipped to our customer in 2003 and 2004.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the six months ended June 30, 2006 were $3,714,773, an increase of $731,146 (24.5%) as compared to $2,983,627 for the corresponding period in 2005. Our selling, general and administrative costs related to the Newstec product line totaled approximately $635,000, including $204,000 of intangible amortization expense. Additionally, we incurred higher marketing costs in 2006 for our annual NEXPO show. These higher costs were offset in part by lower costs for activities related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

RESEARCH AND DEVELOPMENT expenses for the six months ended June 30, 2006 were $246,949, an increase of $54,139 (28.1%) as compared to $192,810 for the same period in 2005. During the six months ended June 30, 2006, we focused most of research and development resources on hardware and software enhancements to our Newstec inserter product line. In 2005, we substantially completed the testing of the Quipp Packman packaging system and focused on development and testing of our In-Line C inserting/collating system with poly-wrapping capabilities.

OTHER INCOME AND EXPENSE (NET) for the six months ended June 30, 2006 were $90,253 as compared to $114,884 for the corresponding period in 2005. Interest income decreased by $7,731 due to lower cash, cash equivalents, and securities available for sale, offset in part by increased interest rates. In addition, royalty income decreased by $5,000. Interest expense was greater for the six months ended June 30, 2006 primarily due to amortization of loan costs associated with our line of credit.

GENERAL

Our backlog as of June 30, 2006 was $8,840,000 compared to $13,524,000 at December 31, 2005 and $4,083,000 at June 30, 2005. We expect to ship all items in our backlog during the next fifteen months. Orders for the six months ended June 30, 2006 were $8,958,000 compared to orders of $8,999,000 during the same period in 2005.

LIQUIDITY

On June 30, 2006, cash and cash equivalents and securities available for sale totaled $4,013,160 as compared to $5,864,641 at December 31, 2005, a decrease of $1,851,481. Working capital on June 30, 2006 was $4,637,464, a decrease of $573,059 from $5,210,523 at December 31, 2005. The reduction in cash and cash equivalents and securities available for sale is principally due to the increase in inventory to accommodate scheduled shipments in the third quarter of 2006, purchase of new computer hardware, and reduced incoming deposits reflecting a lower level of new orders. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level for the foreseeable future.

On June 9, 2006 we renewed our $3,000,000 line of credit agreement with Merrill Lynch Business Financial Services, Inc. The renewal included a waiver of certain covenants relating to financial ratios until September 30, 2006. As of the date of this report, we have no outstanding balance under the line of credit.


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


                                QUIPP, INC.


 Date:  August 11, 2006


                                By: /s/ Michael S. Kady
                                    --------------------------------------------
                                    Michael S. Kady
                                    President and Chief Executive Officer


                                By: /s/ Eric Bello
                                    --------------------------------------------
                                    Eric Bello, Treasurer
                                    (Principal financial and accounting officer)