Form 10-Q
period 2006-09-30
QUIPP INC
filed 2006-11-14
CIK 796577

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

    For the quarter ended September 30, 2006.
                           -------------------
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _________________ to ___________________


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


                                 (305) 623-8700
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]                No  [ ]

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or a non - accelerated filer. (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check
One):

Large Accelerated Filer [ ]   Accelerated Filer [ ]   Non-Accelerated Filer [X]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes  [ ]                No  [X]


The number of shares of the registrant's common stock, $.01 par value, outstanding at November 10, 2006 was 1,458,189.

================================================================================

                                   QUIPP, INC.
                                      INDEX


                                                                                  PAGE
                                                                                  ----
PART I - FINANCIAL INFORMATION

         Item 1 - Unaudited Condensed Consolidated Financial Statements

                  Unaudited Condensed Consolidated Balance Sheets -                3
                    September 30, 2006 and December 31, 2005

                  Unaudited Condensed Consolidated Statements of Operations -      4
                    Three and nine months ended September 30, 2006 and 2005

                  Unaudited Condensed Consolidated Statements of Shareholders'
                    Equity -                                                       5
                  Nine months ended September 30, 2006 and 2005

                  Unaudited Condensed Consolidated Statements of Cash Flows -      6
                    Nine months ended September 30, 2006 and 2005

                  Notes to Unaudited Condensed Consolidated Financial Statements   7

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                  13

         Item 3 - Quantitative and Qualitative Disclosure about Market Risk        15

         Item 4 - Controls and Procedures                                          15



PART II - OTHER INFORMATION

         Item 1A  - Risk Factors                                                   16

         Item 6   - Exhibits and Reports on Form 8-K                               16




                         PART 1 - FINANCIAL INFORMATION


ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                          QUIPP, INC. AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,  December 31,
                                                                        2006           2005
                                                                    ------------   ------------
ASSETS
Current assets:
Cash and cash equivalents                                           $    152,661   $  2,829,246
Investments                                                            3,072,442      3,035,395
Accounts receivable, net of allowances of $150,000
    and $148,000                                                       3,991,554      4,086,891
Inventories                                                            4,524,149      4,803,013
Deferred tax asset-current                                               609,848        609,848
Prepaid expenses and other receivables                                   295,982        520,634
                                                                    ------------   ------------
TOTAL CURRENT ASSETS                                                  12,646,636   $ 15,885,027

Property, plant and equipment, net of accumulated depreciation of
    $2,578,196 and $3,810,133                                          2,279,956      1,603,041
Intangible assets, net of accumulated amortization of $1,105,350
    and $713,523                                                       2,994,749      3,386,576
Goodwill                                                               2,440,847      2,190,847
Other assets                                                              35,407         33,738
                                                                    ------------   ------------
TOTAL ASSETS                                                        $ 20,397,595   $ 23,099,229
                                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt                                   $    108,756   $    109,088
Accounts payable                                                       1,196,536      1,683,712
Accrued salaries and wages                                               419,378        663,471
Deferred revenues                                                      4,978,968      6,713,384
Other accrued liabilities                                              1,318,780      1,504,849
                                                                    ------------   ------------
TOTAL CURRENT LIABILITIES                                              8,022,418     10,674,504

Long-term debt                                                           258,437        264,008
                                                                    ------------   ------------
TOTAL LIABILITIES                                                      8,280,855     10,938,512

Shareholders' equity:
Common stock - par value $.01 per share, authorized 8,000,000
   shares, issued 1,458,189 in 2006 and 1,423,775 in 2005                 14,582         14,238
Additional paid-in capital                                               280,796             --
Retained earnings                                                     11,821,362     12,153,632
Other comprehensive income                                                    --         (7,153)
                                                                    ------------   ------------
                                                                      12,116,740     12,160,717
                                                                    ------------   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 20,397,595   $ 23,099,229
                                                                    ============   ============

                See accompanying notes to the unaudited condensed
                        consolidated financial statements

                           QUIPP INC. AND SUBSIDIARY
             UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                          FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                       SEPTEMBER 30,     September 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                           2006              2005              2006              2005
                                       ------------      ------------      ------------      ------------
Net sales                              $  6,399,790      $  7,068,730      $ 20,285,703      $ 20,784,069
Cost of sales                            (5,056,970)       (5,450,238)      (14,934,629)      (15,629,792)
                                       ------------      ------------      ------------      ------------
GROSS PROFIT                              1,342,820         1,618,492         5,351,074         5,154,277
                                       ------------      ------------      ------------      ------------

Operating expenses:
  Selling, general and
  administrative expenses                (1,492,394)       (1,271,342)       (5,207,167)       (4,254,969)
  Research and development                 (118,904)          (77,733)         (365,853)         (270,543)
                                       ------------      ------------      ------------      ------------

OPERATING (LOSS) PROFIT                    (268,478)          269,417          (221,946)          628,765

Other income (expense):
   Miscellaneous income                          --                --            20,000            25,000
   Interest income                           53,870            44,880           140,857           139,598
   Interest expense                          (8,539)           (8,316)          (25,273)          (13,150)
                                       ------------      ------------      ------------      ------------
                                             45,331            36,564           135,584           151,448
                                       ------------      ------------      ------------      ------------
 (LOSS) INCOME BEFORE INCOME TAXES         (223,147)          305,981           (86,362)          780,213

Income tax benefit (expense)                 36,137           136,443           (26,930)          (53,243)
                                       ------------      ------------      ------------      ------------

NET (LOSS)  INCOME                     $   (187,010)     $    442,424      $   (113,292)     $    726,970
                                       ============      ============      ============      ============

---------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:

Basic and diluted (loss) income
per common share                      $      (0.13)      $       0.31      $      (0.08)     $       0.51

Basic and diluted average number
of common and common equivalent
shares outstanding
                                          1,458,189         1,423,775         1,454,086         1,423,775




               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                                      ADDITIONAL                       OTHER           TOTAL
                                              COMMON STOCK             PAID-IN       RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                         SHARES         AMOUNT         CAPITAL       EARNINGS      INCOME (LOSS)      EQUITY
                                      ------------   ------------   ------------   ------------    ------------    ------------
Balances on December 31, 2005            1,423,775   $     14,238   $         --   $ 12,153,632    $     (7,153)   $ 12,160,717


Stock-based compensation                    10,000            100         31,040             --              --          31,140

Shares issued as additional
consideration pursuant to the
acquisition of Newstec, Inc.                24,414            244        249,756             --              --         250,000


Dividends declared on Common Stock              --             --             --       (218,978)             --        (218,978)


Unrealized gain on investments held             --             --             --             --           7,153           7,153


Net loss                                        --             --             --       (113,292)             --        (113,292)
                                      ------------   ------------   ------------   ------------    ------------    ------------


Balances on September 30, 2006           1,458,189         14,582        280,796     11,821,362              --      12,116,740
                                      ============   ============   ============   ============    ============    ============








               See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                           QUIPP INC. AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,   September 30,
                                                                                      2006            2005
                                                                                  -----------     -----------
Cash (used in) provided by operations:
   Net (loss) income                                                              $  (113,292)    $   726,970

Reconciliation of net (loss) income to net cash (used in) provided by operations:
   Deferred income taxes                                                                   --         (77,604)
   Depreciation and amortization                                                      324,326         178,899
   Intangible amortization                                                            391,827         138,783
   Stock-based compensation                                                            31,140          28,278

Changes in operational assets and liabilities:
   Accounts receivable                                                                 95,337       1,800,902
   Inventories                                                                       (279,816)      2,924,091
   Prepaid and other assets                                                           222,983         157,810
   Accounts payable and  accrued liabilities                                         (917,338)       (620,252)
   Deferred revenues                                                               (1,734,416)     (4,261,558)
                                                                                  -----------     -----------
   NET CASH  (USED IN) PROVIDED BY OPERATIONS                                      (1,979,249)        966,319
                                                                                  -----------     -----------

Cash flow from investing activities:
    Investments purchased                                                          (2,785,000)     (6,114,070)
    Investments sold or matured                                                     2,755,106       6,103,247
    Acquisition of Newstec and related expenses                                            --      (4,477,455)
    Capital expenditures                                                             (442,561)        (92,726)
                                                                                  -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                                                (472,455)     (4,581,004)
                                                                                  -----------     -----------

Cash flow from financing activities:
   Repayment of debt                                                                   (5,903)         (1,459)
   Dividends paid to shareholders                                                    (218,978)             --
                                                                                  -----------     -----------
NET CASH USED IN FINANCING ACTIVITIES                                                (224,881)         (1,459)
                                                                                  -----------     -----------

Decrease in cash and cash equivalents                                              (2,676,585)     (3,586,144)

Cash and cash equivalents at beginning of year                                      2,829,246       5,762,511
                                                                                  -----------     -----------

Cash and cash equivalents at end of quarter                                       $   152,661     $ 2,176,367
                                                                                  ===========     ===========


                See accompanying notes to the unaudited condensed
                       consolidated financial statements.

                          QUIPP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiaries, Quipp Systems, Inc. and Newstec, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2005 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiaries as of September 30, 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2006. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES
Inventories at September 30, 2006 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2006 and December 31, 2005 is as follows:

                                                 SEPTEMBER 30,      December 31,
                                                    2006               2005
                                                 -----------        ----------
              Raw materials                      $ 2,283,727        $2,792,334
              Work in process                      1,295,504           911,586
              Finished goods                         119,143           121,377
                                                 -----------        ----------
              Subtotal                             3,698,374         3,825,297

              Shipped, not recognized                825,775           977,716
                                                 -----------        ----------
                                                 $ 4,524,149        $4,803,013
                                                 -----------        ----------

NOTE 3 - REVENUE RECOGNITION
Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard, stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 "Revenue Arrangements with Multiple Deliverables." Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses, if any, on such contracts are recognized immediately.

NOTE 4 - INCOME PER SHARE
Basic income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and nine months ended September 30, 2006 and 2005, the exercise of options was not assumed since the effect is antidilutive.

NOTE 5 - STOCK-BASED COMPENSATION
The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At September 30, 2006, there were 139,389 shares available for grant under the Equity Compensation Plan.

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

 The Company recognized stock-based compensation expense totaling $31,040 and $28,278 for the nine months ended September 30, 2006 and 2005, respectively. Components of stock-based compensation expense follow:

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          ---------------------
                                                            2006         2005
                                                          --------     --------
    Stock Options                                         $  5,978     $ 16,879
    Restricted Stock Awards                                 25,062       11,399
                                                          --------     --------
    Total stock-based compensation expense included in      31,040       28,278
    selling,  general and administrative expenses
    Income tax benefit                                      (9,622)     (10,971)
                                                          --------     --------
    Total after-tax stock-based compensation expense
                                                          $ 21,418     $ 17,307
                                                          ========     ========

During the nine month period ended September 30, 2006, no stock options were granted or exercised. The following stock option activity occurred during the nine months ending September 30, 2006:

                                                                               WEIGHTED
                                                                 WEIGHTED      AVERAGE
                                                                 AVERAGE      REMAINING     AGGREGATE
                                                                 EXERCISE    CONTRACTUAL    INTRINSIC
                                                    SHARES        PRICE      TERM (YEARS)     VALUE
                                                   --------     ---------     ---------     ---------
Options outstanding at December 31, 2005             83,500     $   14.22            --            --
Forfeited or expired                                (37,500)        14.00            --            --
                                                   --------     ---------     ---------     ---------
Options outstanding at September 30, 2006            46,000     $   14.40          4.65     $ 178,831
                                                   --------     ---------     ---------     ---------

Stock options exercisable at September 30, 2006      41,000     $   14.49          4.68     $ 158,851
                                                   --------     ---------     ---------     ---------

As of September 30, 2006, approximately $11,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.4 years.


The following table summarizes restricted stock award activity for the nine months ended September 30, 2006:

                                                                 WEIGHTED
                                                                 AVERAGE
                                                   RESTRICTED   GRANT DATE
                                                     SHARES     FAIR PRICE
                                                   ---------    ---------
Non-vested stock awards as of December 31, 2005        5,000    $   12.80
Granted                                                5,000    $   10.87
Vested                                                    --           --
Forfeited                                                 --           --
                                                   ---------
Non-vested stock awards as of  September 30, 2006     10,000    $   11.84
                                                   =========

As of September 30, 2006, approximately $76,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.98 years.

From January 1, 2003 until December 31, 2005, the Company used the fair value recognition provisions of SFAS 123, "Accounting for Stock Based Compensation," prospectively for all employee awards granted, modified, or settled after December 31, 2002.

Prior to 2003, the Company accounted for grants of equity compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The Company's pro forma net income and earnings per share for the nine months ended September 30, 2005, determined as if the company adopted SFAS 123R for the period, are as follows:

                                                                   SEPTEMBER 30,
                                                                      2005
                                                                   ----------

  Net income as reported                                           $  726,970
  Deduct total stock-based employee compensation expense
  determined under fair-value-based method for all awards,
  net of tax                                                       $  (13,821)
                                                                   ----------

  Pro forma net income                                             $  713,149
                                                                   ----------

  Income  Per Share:
  Basic and diluted income per share                               $     0.50


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

The Company paid to the shareholders of Newstec (the "Sellers") $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Quipp, Inc. stock based upon criteria specified in the agreement. As of December 31, 2005, the Sellers were entitled to $250,000 of the available $500,000 additional consideration, based on Newstec's achievement of a performance goal set forth in the share purchase agreement under which the Company acquired Newstec. The Company paid the additional consideration in April 2006 by issuing 24,414 shares of Quipp, Inc. stock with a fair value of $250,000, reflected as an increase to goodwill. The remaining balance of additional consideration that the Sellers can receive is $150,000. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and investments on hand. As of September 30, 2006, the total cash and stock paid and accrued acquisition costs for the stock purchase transaction amounted to $4,872,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses).

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

The following table shows details of the amortizable intangibles:

                                                     Fair
           Intangible Asset                          Value             Life
           ---------------------------------     ------------       -----------
           Tradenames                                 253,000         10 Years
           Customer Relationship                      248,000         10 Years
           Non-competition Agreement                2,500,000          7 Years

The unaudited condensed consolidated statement of operations for the period ended September 30, 2006 includes the operating results of Newstec. The unaudited condensed consolidated statement of operations for the period ended September 30, 2005 includes the operating results of Newstec from the acquisition date. The following unaudited pro forma results of operations of the Company for the period ended September 30, 2005 assume the acquisition of Newstec occurred as of January 1, 2005. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.


                               UNAUDITED PRO FORMA

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                                   2005
                                                               ------------
             Net Sales                                         $ 27,307,071

             Net Income                                            $781,682


             Basic and diluted income per common share                $0.55

             Basic and diluted average number of
                   common shares outstanding                      1,423,775



NOTE 7 - COMPREHENSIVE (LOSS) INCOME

SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the Company's unaudited condensed consolidated financial statements. The objective of SFAS No. 130 is to report a measure (comprehensive income) of all changes in equity of an enterprise that result from transactions and other economic events in a period other than transactions with owners. Accumulated other comprehensive income, as presented on the accompanying unaudited condensed consolidated balance sheets, consists entirely of unrealized gains on investments available for sale.

Comprehensive (loss) income for the three and nine months ended September 30, 2006 and 2005 was as follows:

                                                                  FOR THE THREE MONTHS         FOR THE NINE MONTHS
                                                                          ENDED                       ENDED
                                                                       SEPTEMBER 30,               SEPTEMBER 30,
                                                                 -----------------------     -----------------------
                                                                    2006          2005          2006          2005
                                                                 ---------     ---------     ---------     ---------
          Net (loss) income                                       (187,010)      442,424      (113,292)      726,970

          OTHER COMPREHENSIVE (LOSS) INCOME:
          Unrealized gain (loss) on investments in
          marketable securities available for sale                   6,503       (10,734)       (7,153)       (2,088)
                                                                 ---------     ---------     ---------     ---------

          Comprehensive (loss) income                            $(180,507)    $ 431,690     $(120,445)    $ 724,882
                                                                 =========     =========     =========     =========


NOTE 8 - RECENT PRONOUNCEMENTS

In September 2006, the Security and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The Company plans to adopt SAB 108 in its fourth fiscal quarter of 2006. The Company is currently evaluating the impact of SAB 108 on its consolidated financial statements.

In September 2006 the Financial Accounting Standards Board (FASB) FAS No. 157, Fair Value Measurement ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting and reporting requirements for uncertainties in income tax law as it relates to SFAS No. 109. FIN 48 requires the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect of FIN 48 on its consolidated financial statements.

In March 2006, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)," ("EITF No. 06-3"), that entities may adopt a policy of presenting taxes in the income statement either on a gross or net basis. Gross or net presentation may be elected for each different type of tax, but similar taxes should be presented consistently. Taxes within the scope of EITF No. 06-3 would include taxes that are imposed on a revenue transaction between the seller and a customer (e.g., sales taxes, use taxes, value-added taxes, and some types of excise taxes). EITF No. 06-3 is effective for the Company's financial statements for interim and annual reporting periods beginning after December 15, 2006. The Company believes this new pronouncement will have no impact on its consolidated financial statements.


NOTE 9  - RECENT EVENTS

On October 9, 2006, our Board of Directors elected John D. Lori to serve as a Director of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THE FOLLOWING TABLE PRESENTS STATEMENTS OF OPERATIONS EXPRESSED AS A PERCENTAGE OF NET SALES FOR THE PERIODS INDICATED:


                                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                  2006              2005               2006              2005
                                              (UNAUDITED)       (Unaudited)        (UNAUDITED)        (Unaudited)
--------------------------------------------------------------------------------------------------------------------
NET SALES                                        100.0%            100.0%             100.0%            100.0%
GROSS PROFIT                                      21.0%             22.9%              26.4%             24.8%
SELLING,    GENERAL   AND    ADMINISTRATIVE
EXPENSES                                          23.3%             18.0%              25.7%             20.5%
RESEARCH AND DEVELOPMENT                           1.9%              1.1%               1.8%              1.3%
OTHER INCOME, NET                                  0.7%              0.5%               0.7%              0.7%
NET INCOME (LOSS)                                (2.9)%              6.3%             (0.6)%              3.5%


THREE MONTHS ENDED SEPTEMBER 30, 2006

NET SALES for the three months ended September 30, 2006 were $6,399,790, a decrease of $668,940 (9.5%) compared to net sales of $7,068,730 for the corresponding period in 2005. Published reports indicate that newspaper publishers and media groups have been recently experiencing lower profits in their newspaper divisions due to declining circulation, flat or reduced print advertising revenue and higher newsprint and ink costs. We believe these recent challenges experienced by newspaper publishers have resulted in lower capital spending on post-press newspaper manufacturing equipment, which has adversely affected our incoming orders and net sales.

Net sales for our Newstec, Inc. (Newstec) inserter product line were $1,503,000 for the three months ended September 30, 2006 and $1,817,000 from August 10, 2005, the date we acquired Newstec, through September 30, 2005.

GROSS PROFIT for the three months ended September 30, 2006 was $ 1,342,820, a decrease of $275,672 (17.0%) as compared to $1,618,493 for the corresponding period in 2005. Gross profit as a percentage of sales for the third quarter of 2006 declined to 21% compared to 22.9% for the same period in 2005. The decreased profit margin percentage is mostly due lower factory overhead absorption resulting from reduced production volume.

SELLING, GENERAL AND ADMINISTRATIVE expenses for the three months ended September 30, 2006 were $1,492,394, an increase of $221,052, (17.4%) as compared to $1,271,342 for the corresponding period in 2005. During the three months ended September 30, 2005, we settled a matter with the Export-Import Bank of the United States related to a dispute arising from the sale of equipment to a foreign customer in 2000. The amount of the settlement was less than the cost estimated and accrued, and, as a result, in the three months ended September 30, 2005, we recorded a $235,000 credit to selling, general and administrative expenses.

Selling general and administrative expenses for our Newstec inserter product line were $225,000 for the three months ended September 30, 2006 and $276,000 from August 10, 2005, the date we acquired Newstec, through September 30, 2005.

RESEARCH AND DEVELOPMENT expenses for the three months ended September 30, 2006 were $118,904, an increase of $41,171 (53.0%) as compared to $77,733 for the same period in 2005. During the three months ended September 30, 2006, we focused most of our research and development resources on hardware and software enhancements to our Newstec inserter product line. During the same period in 2005, research and development efforts were more concentrated on development and testing of our In-Line C inserting/collating system with poly-wrapping capabilities.

OTHER INCOME AND EXPENSE (NET) for the three months ended September 30, 2006 were $45,331, compared to $36,564 for the corresponding period in 2005 mostly due to increased interest income resulting from higher interest rates on our cash and cash equivalents and investments available for sale.

INCOME TAX EXPENSE for the three months ended September 30, 2005 was reduced by $250,000 as we adjusted current and deferred state tax liabilities because we settled tax obligations for amounts that were less than estimated and accrued.



NINE MONTHS ENDED SEPTEMBER 30, 2006

NET SALES for the nine months ended September 30, 2006 were $ 20,285,703, a decrease of $498,366 (2.4%) compared to net sales of $20,784,069 for the corresponding period in 2005. Net sales for our inserter product line were $1,866,000 for the nine months ending September 30, 2006 and $1,817,000 from August 10, 2005 through September 30, 2005. We believe that the factors addressed in the discussion of results for the three months ended September 30, 2006 also affected the nine month period.

GROSS PROFIT for the nine months ended September 30, 2006 was $5,351,074, an increase of $196,797 (3.8%) as compared to $5,154,277 for the corresponding period in 2005. Gross profit as a percentage of sales for the first nine months of 2006 improved to 26.4 % from 24.8% for the same period in 2005. Our 2006 gross profit as a percentage of sales increased due to product mix, offset in part by higher operating costs related to the closing of Newstec's Walpole, Massachusetts facility. Additionally, our 2005 gross profit as a percentage of sales was adversely affected because we recognized only a small profit on a $2,700,000 complex system order and, because cost of sales for our Newstec inserter product line was higher than normal due to the purchase accounting write-up of Newstec's inventory on the date of acquisition.


SELLING, GENERAL AND ADMINISTRATIVE expenses for the nine months ended September 30, 2006 were $5,207,167, an increase of $952,198 (22.3%) as compared to
$4,254,969 for the corresponding period in 2005. Our selling, general and administrative costs related to the Newstec product line totaled approximately $860,000 (including $306,000 of intangible amortization expense) compared to $276,000 (including $52,000 of intangible amortization expense) from August 10, 2005 through September 30, 2005. These higher costs were offset in part by lower costs for activities related to compliance requirements under the Sarbanes-Oxley Act of 2002 and related regulations. In addition, during the three months ending September 30, 2005, we settled a matter with the Export-Import Bank of the United States related to a dispute arising from the sale of equipment to a foreign customer in 2000. The amount of the settlement was less than the cost estimated and accrued, and, as a result, in the nine months ended September 30, 2005, we recorded a $235,000 credit to selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT expenses for the nine months ended September 30, 2006 were $365,853, an increase of $95,310 (35.2%) as compared to $270,543 for the same period in 2005. During the nine months ended September 30, 2006, we focused most of our research and development resources on hardware and software enhancements to our Newstec inserter product line. In 2005, we substantially completed the testing of the Quipp Packman packaging system and focused on development and testing of our In-Line C inserting/collating system with poly-wrapping capabilities.

OTHER INCOME AND EXPENSE (NET) for the nine months ended September 30, 2006 were $135,584 as compared to $151,448 for the corresponding period in 2005. Royalty income was $20,000 for the nine months ending September 30, 2006 compared to $25,000 for the same period in 2005. Also, interest expense was greater for the nine months ended September 30, 2006 due to higher interest rates on our Industrial Revenue Bond and loan costs associated with our line of credit.

INCOME TAX EXPENSE for the nine months ended September 30, 2006 principally reflects state income taxes resulting from the operations of Quipp Systems, Inc., one of our operating subsidiaries. The expense was partially offset by a federal income tax benefit resulting from our consolidated loss before income taxes. Income tax expense for the nine months ended September 30, 2005 was reduced by $250,000 because we settled tax obligations for amounts that were less than previously estimated and accrued in our financial statements.

GENERAL
Our backlog as of September 30, 2006 was $6,775,000 compared to $13,524,000 at December 31, 2005 and $9,732,000 at September 30, 2005. We expect to ship all items in our backlog during the next twelve months. Orders for the nine months ended September 30, 2006 were $13,255,000 compared to orders of $16,923,000 during the same period in 2005.

LIQUIDITY
On September 30, 2006, cash and cash equivalents and investments available for sale totaled $3,225,103 as compared to $5,864,641 at December 31, 2005, a decrease of $2,639,538. Working capital on September 30, 2006 was $4,624,218, a decrease of $586,305 from $5,210,523 at December 31, 2005. The reduction in cash and cash equivalents and investments available for sale is mostly due the reduced level of installment payment collections resulting from the lower volume of incoming orders. The Company believes that its cash, cash equivalents and investments available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

On June 9, 2006, we renewed our $3,000,000 line of credit agreement with Merrill Lynch Business Financial Services, Inc (Merrill Lynch). The renewal included a waiver of certain covenants relating to financial ratios until the December 31, 2006 reporting period. Based on our current projections, we will not meet the fixed charge coverage ratio covenant in the agreement at December 31, 2006. While we will request a waiver from Merrill Lynch, there is no assurance we will receive a waiver from this covenant. As of the date of this report, we have no outstanding balance under the line of credit.

FORWARD LOOKING STATEMENTS
This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders, adequacy of available resources and our ability to meet the fixed charge ratio under our line of credit agreement. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, and engineering and production difficulties.


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


ITEM 4  CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

ITEM 6   EXHIBITS

The following exhibits are filed with this report (the file number of the referenced filings is 0-14870):

3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2 By Laws, as amended (incorporated by reference to Exhibit 99.2 to Registrant's Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 20, 2006.

31.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2 Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1 Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

32.2 Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           QUIPP, INC.

 Date:  November 14, 2006

                                           By: /s/ Michael S. Kady
                                               ---------------------------------
                                           Michael S. Kady
                                           President and Chief Executive Officer


                                           By: /s/ Eric Bello
                                               ---------------------------------
                                           Eric Bello
                                           Chief Financial Officer