Form 10-K
period 2006-12-31
QUIPP INC
filed 2007-04-17
CIK 796577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 0-14870

Quipp, Inc.

(Exact name of Registrant as specified in its charter)

Florida	59-2306191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 NW 157th Street, Miami, Florida	33014
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code  (305) 623-8700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $10,975,378*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 20, 2006 was 1,458,189.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated

Portions of the Quipp, Inc. Proxy Statement relating to the 2006 Annual Meeting of Shareholders (if filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

Where Incorporated

Part III

*Calculated by excluding all shares held by executive officers, directors of Registrant, and holders of more than 10 percent of the registrant’s outstanding common stocks without conceding that all such persons are "affiliates" of Registrant for purposes of the federal securities laws.

QUIPP, INC.

PART I

ITEM I - BUSINESS

Through our wholly owned subsidiary, Quipp Systems, Inc. (“Quipp Systems”), we design, manufacture, sell, and install material handling equipment and systems that automate the post-press production process for newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are assembled, stacked, bundled and transferred to shipping docks, from which they are loaded into delivery trucks, or loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

Our product line includes the following equipment, which we sell individually or as part of integrated post-press system installations that include several of our products and, in some instances, products of other manufacturers.

Newspaper Stackers – The Series 500 Stacker counts and batches stacks of newspapers at maximum speeds of 85,000 copies per hour. The Series 500C Stacker can be adjusted to count and stack a variety of newspaper sizes. The Quipp Off-Press counter stacker, marketed to smaller volume newspapers, counts and batches stacks of newspapers at maximum speeds of 30,000 copies per hour.

Viper Bottomwrapper – The Quipp Viper applies wrapping paper to the bottom or three sides of a newspaper bundle to protect against product damage. The Viper can be equipped with an inkjet printing device that provides delivery location and copy count information on the wrapping paper.

Packman Packaging System – The Quipp Packman packaging system combines a stacker, bottomwrapper, ink-jet printer and a strapping unit into one integrated machine. The Quipp Packman can be used in press and insert applications and can stack, wrap, strap and provide text messages on each bundle of newspapers at a rate of up to 40 bundles per minute.

In-Line Inserter – The Quipp In-Line inserting system automates the process of inserting sections of newspapers or advertisements into the main section of the newspaper. The In-Line inserting system has been designed to handle inserting requirements primarily for small to medium sized newspaper operations and can insert documents ranging from 3” x 5” cards or coupon books to full broadsheets at a machine speed up to 12,000 copies per hour.

Quipp-Newstec High Speed Inserter – With maximum machine speeds up to 25,000 copies per hour, the Quipp-Newstec High Speed Inserter is designed to handle inserting requirements for medium and large newspaper operations.

Automatic Cart Loading System – This system loads strapped bundles of newspapers into carts for transportation to remote distribution centers. Quipp’s Automatic Cart Loading System handles bundles of various shapes and sizes. Upon completion of loading, the cart is discharged from the cart loader and placed in a truck for delivery to the distribution site.

NewsCom 6® - NewsCom 6 is an inserter management control system that enables an inserter to process insert packages for special zoning requirements; track missed inserts, double inserts and unopened jackets; and repair insert packages. This control system is sold with our Quipp-Newstec High Speed Inserter or separately as an upgrade to enhance our customers’ existing inserter capabilities.

Automatic Palletizer System – The palletizer system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

Newspaper Conveyor Systems – Our conveyor systems, including the Quipp-Gripp III, Quipp Twin-Trak and Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp III uses a series of grippers mounted on an articulating chain to pick up and transport newspapers. Each Quipp-Gripp III gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling.

Other Products – We manufacture other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors, automated waste handling systems and other equipment.

Aftermarket Spare Parts and Service - We provide spare and repair parts and services for our products.

Original Equipment Manufacturers’ (OEM) Equipment - We also sell OEM products to complement our product line.

Our primary market includes newspaper publishers with circulation exceeding 25,000 copies daily. We offer complete systems to meet the needs of most post-press applications and provide our customers a single source for integrated post-press material handling systems. We have also focused sales and marketing efforts for the Quipp In-Line inserter and Quipp Off-Press counter stacker on newspapers with daily circulation under 25,000, and on newspapers and commercial printers that print weekly or monthly publications.

Our equipment prices range from $5,000 to $1,200,000, and post-press systems, which usually include an integration of equipment, software, and controls, can involve higher prices. Equipment and basic system orders normally require a lead-time from six to 13 weeks from order date to installation date. Complex systems may require lead-times of up to 26 weeks.

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

We market, install and service our products both domestically and internationally. All of our products have a minimum one-year warranty, and our staff of technicians or outside vendors provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2006, 2005, and 2004, spare parts sales accounted for approximately 11%, 10%, and 9% of our net sales, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 7%, 7%, and 9% of total sales in 2006, 2005, and 2004, respectively. The following table indicates the amount of sales by geographic area during the past three years:

SALES BY GEOGRAPHIC AREA
	2006	2005	2004

United States	$24,549,637	$24,096,107	$22,517,519
Canada	562,435	564,362	1,821,042
Latin America	1,161,598	613,421	302,213
Europe	16,214	1,354	-
Other	123,797	507,635	49,281

	$26,413,681	$25,782,879	$24,690,055

As of December 31, 2006, our backlog of orders was approximately $8,909,000 as compared to $13,524,000 on December 31, 2005. In addition to orders in process at our production facility, our backlog includes orders that have been shipped to customers but, in accordance with our revenue recognition policy, are not yet reflected in net sales (see note 1 to the consolidated financial statements included in this report). We expect to ship all orders included in our December 31, 2006 backlog within the next 12 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7.

For the years ended December 31, 2006, 2005, and 2004, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. accounted for 10% of our net sales in 2006. Newspapers owned by Gannett Co, Inc. and The

New York Times Company each accounted for 11% of our net sales in 2005. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of our net sales in 2004, respectively. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

OEM sales accounted for approximately 4.5%, 6.3%, and 4.5% of our total sales in 2006, 2005 and 2004, respectively.

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

We believe we have two principal competitors for the newspaper post-press system business in the United States: the post-press division of Goss International Corporation, a U.S. company, and Muller-Martini Mailroom Systems (formerly Graphic Management Associates, Inc. (GMA)), a domestic subsidiary of Muller-Martini Holding, AG, a Swiss company. In addition, there are several companies that compete with respect to certain of our products. We have experienced competition on the basis of price with respect to most of our products and anticipate that price competition will continue, although product performance and customer service are also important competitive factors.

MARKETING

In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale. Advertising costs totaled $60,282, $75,495 and $71,182 in 2006, 2005 and 2004, respectively.

PATENTS AND TRADEMARKS

We hold 34 U.S. and foreign patents, which expire during the period from 2007 to 2023. We do not have any patents pending at the date of this report, but we will continue to apply for patent protection when deemed advisable. We believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. “Quipp” is a registered trademark of Quipp, Inc.

RESEARCH AND DEVELOPMENT

Research and development costs totaled $477,010, $393,600 and $707,147 in 2006, 2005 and 2004, respectively. During 2006, we devoted most our development resources to hardware and software enhancements on the Quipp-Newstec inserter product line. In 2005, we continued to develop and test our In-Line-C inserting/collating system with poly-wrapping capabilities and commenced development of new controls for some of our equipment. In 2004, we focused much of our research and development efforts on development of the In-Line C inserting/collating system with poly-wrapping capabilities; we also expended research and development resources to redesign our gripper conveyor to enhance the performance of the product in certain applications, and completed the software development for the Quipp Packman packaging system.

EMPLOYEES

As of December 31, 2006 we had 106 full-time employees. None of our employees are represented by a union, and we consider our employee relations to be good.

STRATEGIC EVALUATION

On February 28, 2006, we announced that our Board of Directors has decided to evaluate strategic alternatives to determine whether a strategic transaction, including a possible sale of Quipp, is feasible and desirable. We have engaged Capitalink L.C., of Coral Gables, Florida, to assist us in this endeavor. Capitalink has previously rendered investment banking services to us, including in connection with our acquisition of Newstec. The evaluation is ongoing.

RECENT DEVELOPMENTS

On December 31, 2006, we merged our Newstec, Inc. subsidiary “Newstec” into our Quipp Systems, Inc., subsidiary. The purpose of this merger was to simplify administration and reduce costs.

In the fourth quarter of 2006, we performed our annual impairment assessment on goodwill pursuant to Statement of Financial Accounting Standards No. 142 (SFAS 142) and determined that goodwill was impaired. As a result, $2,590,847 was charged to income. Additionally, in the fourth quarter of 2006, we evaluated the positive and negative evidence bearing upon the realizability of our deferred tax assets and concluded that a valuation allowance totaling $1,734,093 is required. Approximately $984,000 of the deferred tax asset valuation allowance relates to the goodwill impairment charge and did not further increase our 2006 net loss. The valuation allowance was charged to income tax expense. We will maintain a valuation allowance on future tax benefits until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable us to determine that additional deferred tax benefits will be realized.

ITEM 1A - RISK FACTORS

Our operations are largely dependent on the newspaper industry; adverse conditions in the newspaper industry adversely affect our business.

Virtually all of our sales are to newspapers or to other companies serving the newspaper industry. We believe that capital spending decisions by newspapers are affected by their operating performance. In periods of decline in the newspaper industry, we have experienced a decline in orders, which has adversely affected our sales and net income.

The newspaper industry is very mature, and has been experiencing reductions in circulation in recent years, thus presenting a challenge for newspapers to maintain or increase advertising revenues. As a result of conditions generally in the newspaper industry over the past several years, we have been unable to approach the level of net sales and net income we realized in 2000. The acquisition of Newstec in 2005 significantly enhanced Quipp’s post-press offering, but this acquisition has not contributed the level of revenues that we anticipated. While it has enabled us to continue the annual revenue growth experienced since 2002, we cannot predict whether the acquisition will ever generate anticipated revenues. For 2006, we recorded an impairment charge relating to the goodwill initially recorded in connection with this acquisition. See note 14 to our consolidated financial statements included in this report.

We face formidable competition from a number of companies, some of which have much greater resources than we have.

We confront aggressive competition in the sale of post-press equipment. Our two largest competitors are the post press division of Goss International Corporation, a U.S. company, and Muller-Martini Mailroom Systems (formerly Graphic Management Associates, Inc. (GMA)), a domestic subsidiary of Muller-Martini Holding, AG, a Swiss company. The corporate organizations of which these competitors are a part are far larger than we are and have much greater financial and marketing resources than we have. We also compete with some smaller companies, usually when projects involve the sale of individual machines rather than systems. Price competition has intensified in recent years, which has adversely affected our revenues and in some cases has caused us to lose potential orders. Our inability to successfully compete in the post press equipment market would harm our business.

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

Our order flow in recent years has become increasingly volatile, and we have experienced periods where a healthy order flow in one quarter has been followed by a relatively low level of orders in the next quarter. Among the causes for the irregular order flow are decisions of media groups that own a variety of communications outlets other than newspapers to divert capital resources elsewhere (for example, to online media) or decisions of newspaper chains or media groups simply to reduce or defer capital spending for newspapers. Larger system installation orders also to contribute to order flow volatility. An order involving a large system can result in a spike in our order flow that is typically followed by an order flow decline because we have not received such orders on a consistent basis. The variability in our order flow has, at times, impaired our ability to absorb fixed overhead costs and fully utilize our engineering and other resources. As a result, our operating results may fluctuate markedly from quarter to quarter.

If we are unable to achieve continued enhancement of our software development capabilities, our ability to compete effectively will be impaired.

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

Our common stock is listed on the Nasdaq Global Market, but generally is not actively traded. Our stock price could be affected substantially by a relatively modest volume of transactions.

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 - PROPERTIES

Our headquarters and operations are located in Miami, Florida, where we own a 63,170 square foot facility, of which approximately 48,300 square feet are utilized for manufacturing operations and 14,870 square feet are used for administrative functions. We also lease a 6,020 square foot facility in Miami, Florida to warehouse equipment that was shipped to Miami in connection with the closing of Newstec’s Walpole, Massachusetts facility. The additional leased space is also used for the assembly of equipment. The lease expires in 2009. We believe our properties are adequate and suitable for current operations.

ITEM 3 - LEGAL PROCEEDINGS

Not applicable

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 12, 2006, we held our annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted on the election of eight directors, a proposal to ratify the appointment of KPMG LLP as our independent accountants for 2006 and a proposal to recommend that the Board of Directors take no action to eliminate the special meeting provisions of the Company’s Articles of Incorporation.

The voting results at the Annual Meeting were as follows:

1.  Election of Directors

Name Of Nominee	For	Withheld
William A. Dambrackas	1,189,732	56,531
Lawrence J. Gibson	1,193,432	52,831
Michael S. Kady	1,194,432	51,831
Cristina H. Kepner	1,202,427	43,836
John D. Lori	1,205,594	40,669
Arthur J. Rawl	1,194,847	51,416
Robert C. Strandberg	1,198,727	47,536
David W. Wright	1,207,268	38,995

2.  Ratification of the Appointment of KPMG LLP as our independent public accountants for 2006.

For	Against	Abstain	Broker Non-Votes
1,216,201	29,682	380	0

3.  Recommend that the Board of Directors take no action to eliminate the special meeting provisions of the Company’s Articles of Incorporation.

For	Against	Abstain	Broker Non-Votes
607,302	61,886	410	576,665

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, business experience and ages of the executive officers of Quipp are listed below:

Name	Business Experience During the Past Five Years	Age
Michael S. Kady	Mr. Kady became President and Chief Executive Officer of Quipp in February 2002 and President of Quipp Systems in March 2002. Prior to joining Quipp, Mr. Kady was President and Chief Operating Officer of three privately-held companies engaged in the design, manufacture, and sales of engineered components, capital equipment, and automated material handling systems. Earlier, he held a variety of engineering, financial, operations, and general management positions with FMC Corporation and Cooper Industries.	57

John (Skip) Connors	Mr. Connors has been Quipp’s Vice President of Corporate Development since August 2005. Mr. Connors was President of Newstec from August 1998 until December 2006, when Newstec merged with Quipp Systems, Inc. Prior to his involvement with Newstec, Mr. Connors served in a variety of sales and marketing positions with Graphic Management Associates, Inc., or GMA, a manufacturer of inserting and material handling equipment for the newspaper industry. GMA is now known as Muller-Martini Mailroom Systems.	45

Christer A. Sjogren	Mr. Sjogren, Executive Vice President of Quipp Systems since 1994, has served Quipp or Quipp Systems in various capacities since 1983. He is currently responsible for our research and development activities.	64

David Switalski	Mr. Switalski, Vice President of Operations of Quipp Systems since July 2000, has served Quipp or Quipp Systems since July 2000, has served Quipp and Quipp Systems in various capacities since 1984. He is currently responsible for production, electrical and mechanical engineering and information systems.	47

Angel Arrabal	Mr. Arrabal, Vice President of Sales and Marketing of Quipp Systems since 2003, has served Quipp or Quipp Systems in various capacities since 1986. He is currently responsible for worldwide sales and marketing.	47

Mohammed Jamil	Mr. Jamil, Vice President of Customer Service of Quipp Systems since 2001, has served Quipp or Quipp Systems in various capacities since 1984. He is currently responsible for preparation of quotations, product testing, installations, customer support and project management.	54

Eric Bello

Mr. Bello has been Vice President of Finance and CFO of Quipp since August 2006 and Vice President of Finance and CFO of Quipp Systems. since February 2005.  He has served Quipp and Quipp Systems in various capacities since 1999.  Prior to joining Quipp, he served as Corporate Controller of Med-Waste, Inc., a company involved in medical waste management; Controller of Nature's Products, Inc., a vitamin manufacturer; and Controller of the U.S. Division of Althin Medical, Inc., a medical device manufacturer. Mr. Bello, who is a Certified Public Accountant, also was on the auditing staff of KPMG Peat Marwick (now KPMG LLP).

		43

PART II

ITEM 5 - MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock, $.01 par value, is traded on the Nasdaq Global Market under the symbol, “QUIP.” The following table sets forth the high and low sales prices of our Common Stock as reported by Nasdaq for each calendar quarter in 2006 and 2005:

		2006			2005
	High		Low	High		Low

First Quarter	$12.31		$10.18	$13.20		$11.50
Second Quarter	11.08		8.71	18.49		9.62
Third Quarter	9.09		7.42	15.40		10.93
Fourth Quarter	8.09		7.06	12.21		9.79

We paid four dividends totaling $0.20 per share ($0.05 each quarter) in 2006.  We did not pay any dividends in 2005.

Five Year Performance

The following graph compares the yearly change in the cumulative total shareholder return on Quipp’s common stock for the past five fiscal years with the cumulative total return of the NASDAQ Market index and the Dow Jones Wilshire U.S. Industrial Machinery Index. The graph and table assume that $100 was invested on December 31, 2001 in Quipp common stock, the NASDAQ Market Index and the Dow Jones Wilshire U.S. Industrial Machinery index, and that all dividends were reinvested.

	2001	2002	2003	2004	2005	2006
QUIPP INC.	$100.00	$92.39	$83.33	$91.01	$73.80	$53.02
DOW JONES WILSHIRE 5000 INDUSTRIAL MACHINERY SUBGROUP	$100.00	$95.42	$130.70	$156.37	$153.98	$170.06
NASDAQ MARKET INDEX	$100.00	$69.75	$104.88	$113.70	$116.19	$128.12

ITEM 6 - SELECTED FINANCIAL DATA

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2006 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

(In thousands, except per share and share data)

Year Ended	2006	2005	2004	2003	2002

Statement of Operation Information:
Net sales	$26,414	$25,783	$24,690	$19,521	$16,530
Gross profit	6,825	6,271	6,437	5,579	4,133
Goodwill impairment	2,591	-	-	-	-
Selling, general and administrative expenses	6,618	6,000	5,271	4,832	4,143
Research and development	477	394	707	581	458
Operating (loss) profit	(2,861)	(122)	459	166	(469)
Other income (expense), net	168	174	307	141	289
Net (loss) income	(3,294)	254	486	201	(106)
Per Share Amounts:
Net income (loss) per share (basic)	(2.26)	.18	.34	.14	(.07)
Net income (loss) per share (diluted)	(2.26)	.18	.34	.14	(.07)
Book value per share	6.26	8.50	8.38	8.04	7.97
Market price per share (unaudited) – high	12.31	18.49	19.49	13.36	15.10
– low	7.06	9.62	11.50	9.00	8.25
Balance Sheet Information
Current assets	$11,003	$15,885	$18,441	$17,109	$14,723
Total assets	16,062	23,099	20,901	19,793	16,902
Current liabilities	6,780	10,675	8,623	7,894	5,139
Long-term liabilities	155	264	350	450	550
Shareholders’ equity	9,127	12,161	11,928	11,450	11,212
Weighted average number of equivalent
shares outstanding	1,455,710	1,429,929	1,425,497	1,422,707	1,417,682

In August 2005, we acquired 100% of the stock of Newstec, a company formerly located in Walpole Massachusetts that manufactured and sold inserters and controls to newspaper publishers and companies that service newspaper publishers. Our 2005 selected financial data reflects Nerwstec operations from the date of the acquisition. See note 6 to the consolidated financial statements for the unaudited pro forma results prepared for comparative purposes.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Goodwill Impairment; Valuation Allowance

As described in more detail in Notes 4 and 14 to the Consolidated Financial Statements included in this report and under “Critical Accounting Estimates” in this Item, we have recorded a goodwill impairment charge of $2,590,847 and a valuation allowance of $1,734,093 against our deferred tax assets. Approximately $984,000 of the deferred tax asset valuation allowance relates to the goodwill impairment charge and did not further increase our 2006 net loss. While the impairment charge and valuation allowance adversely affected our results of operations, they had no effect on our balances of cash or securities available for sale. In addition, the impairment charge and the valuation allowance will not result in any future cash expenditures.

Newspaper Industry Considerations

Our financial performance reflects, to a meaningful extent, conditions in the newspaper industry. We believe that our customers’ spending for capital investment, and therefore, demand for our equipment, is affected by fluctuations in advertising revenue and newsprint cost. Specifically, we believe the growth in our business is somewhat reflective of the growth in newspaper advertising revenues, offset by any increases in newsprint costs. Similarly, we believe that a decline or a very weak growth pattern in advertising revenues generally will adversely affect capital equipment spending by newspapers and, as a result, will adversely affect our financial performance.

On a longer-term basis, we believe that capital investment patterns have been, and will continue to be, affected by reduction in newspaper circulation and industry consolidation. According to published reports, daily newspaper circulation in the United States has decreased by an average of approximately 1% each year from 1987 to 2004. Additionally, according to statistics from the Audit Bureau of Circulation, daily newspaper circulation decreased approximately 2.3% in 2005 compared to 2004 and declined 2.8% for the six months ending September 30, 2006 compared to the same period in 2005. We expect the trend of decreasing circulation to continue as newspapers compete with other media including the Internet, direct mail, television and radio. While reduced circulation could negatively affect demand for our products, we believe the consolidation of newspaper ownership in recent years has had a positive impact on our business. In many cases, when large newspaper and media groups have acquired small newspapers and newspaper chains, the acquiring groups centralize the production and distribution of multiple newspapers located in a geographic area to one or a few sites. The operation of centralized production and distribution facilities typically requires the purchase of additional automated equipment. Therefore, consolidation could enhance demand for our products.

Based on published financial reports and discussions with our customers, we believe that major newspaper chains generally derive over 70% of their revenues from advertising. Statistics obtained from the Newspaper Association of America (NAA) indicate that newspaper advertising revenue decreased 1.7% during the year ended December 31, 2006 compared to the same period in 2005. Management believes that the pressure on newspaper advertising revenues will continue due to competition for advertising dollars by other media. Nevertheless, statistics available from NAA indicate that, in 2005 (which we believe are the most recent statistics available), U.S. newspaper advertising revenue amounted to $49.4 billion, continuing to rank newspapers second behind direct mail ($55.2 billion) and ahead of broadcast television ($44.3 billion) in the allocation of advertising dollars. Despite published reports of significant advertising revenue gains achieved by the Internet, non-newspaper internet advertising revenues remain well below traditional media, amounting to $5.7 billion in 2005.

Based on public filings of newspaper chains, newsprint represents a significant operating expense for newspaper publishers. Newsprint prices increased steadily during 2006 but declined in late 2006 and early 2007. In an effort to reduce costs, many of our customers are reducing their newsprint consumption by changing to smaller web widths and lighter newsprint weight. Accordingly, management expects that newsprint prices will have only a moderate effect on capital spending demands of newspaper publishers in 2007.

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

We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the time required to complete installation and the receipt of new orders. Our backlog, as of December 31, 2006 and December 31, 2005 was $8,909,000 and $13,524,000, respectively. We expect to ship all orders in our December 31, 2006 backlog within 12 months.

Results of Operations

2006 vs. 2005

Net Sales

Of the $26,413,681 in 2006 net sales, we generated $3,873,025 from our inserter product line acquired with the purchase of Newstec in August 2005. Of the $25,782,879 in 2005 net sales, we generated $2,456,965 from our Newstec inserter product line.

The balance of $22,540,656 in 2006 net sales decreased $785,258 (3.4%) compared to the balance of 2005 net sales of $23,325,914. Published reports indicate that U.S. newspaper publishers and media groups have recently been experiencing lower profits in their newspaper divisions due to declining circulation, flat or reduced print advertising revenue and higher costs. We believe these developments have resulted in lower capital spending on post-press newspaper manufacturing equipment, which has adversely affected our incoming orders and net sales.

Sales to foreign customers were $1,864,044 in 2006 compared to $1,686,772 in 2005. Most of our foreign sales are made to customers located in countries where post-press equipment specifications are similar to those in the U.S, principally newspapers in Canada, Central America and South America. Because opportunities to sell our equipment overseas are not consistent, sales to foreign customers can fluctuate significantly from year to year.

Gross Profit

Gross profit for 2006 was $6,824,605, an increase of $553,496 (8.8%) as compared to $6,271,109 for the corresponding period in 2005. Gross profit as a percentage of net sales increased to 25.8% in 2006 from 24.3% in 2005. In 2005, our profit as a percentage of net sales was adversely affected by a nominal profit earned on revenue of approximately $2,700,000 for a complex system project. Additionally, our 2005 gross profit percentage was negatively affected by low manufacturing volumes at our Newstec Massachusetts production facility, from August 10, 2005 to December 31, 2005, resulting in unfavorable overhead absorption. The 2005 profit margin percentage was also adversely affected by the purchase accounting write-up of Newstec inventory on the date of acquisition. The inventory was written up to fair value on the date that we acquired Newstec, resulting in increased cost of sales of approximately $187,000 in 2005 upon recognition of the related revenue.

Goodwill Impairment

Pursuant to SFAS No 142, we tested goodwill in the fourth quarter of 2006 and determined that the fair value of Quipp was less than the carrying value. Therefore, we calculated the implied fair value of the Company’s goodwill, which resulted in an impairment charge of $2,590,847.

Selling, General and Administrative Expenses

Our 2006 selling, general and administrative expenses were $6,618,012, an increase of $618,057 (10.3%), compared to $5,999,955 for the same period in 2005. Selling, general and administrative costs related to the inserter product line we acquired from Newstec were approximately $1,128,000 (including $407,000 of intangible amortization expense) compared to $747,000 (including $158,000 of intangible amortization expense) from August 10, 2005 through December 31, 2005. Additionally, we incurred higher marketing costs in 2006 for our annual NEXPO show. These higher costs were offset in part by lower costs for activities related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations. In 2005 we also settled a matter with the Export-Import Bank of the United States related to a dispute arising from the sale of equipment to a foreign customer in 2000. The amount of the settlement was less than the cost that was estimated and accrued, and, as a result, we recorded an adjustment of $235,000 as a reduction to selling, general and administrative expenses in 2005.

Research and Development

Research and development expenses for 2006 were $477,010, an increase of $83,410 (21.2%) as compared to $393,600 for the same period in 2005. During 2006, we focused most of our research and development resources to hardware and software enhancements to our Quipp-Newstec inserter product line. In 2005, we completed the testing of the Quipp Packman packaging system and our In-Line C inserting/collating system with poly-wrapping capabilities and we commenced development of software controls for both Quipp and Newstec products.

Other Income and Expense (Net)

Net other income and expense in 2006 was $167,883 as compared to $173,636 of income for the same period in 2005. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $20,000 in 2006 compared to $25,000 during the same period in 2005. Interest income increased to $184,666 in 2006 from $172,123 in 2005. Our interest income was greater in 2006 principally due to higher interest rates offset, in part, by lower balances of cash, cash equivalents and securities available for sale. Interest expense was greater in 2006 due to higher interest rates and due to amortization of loan costs related to our line of credit which was available for the full year in 2006 compared to seven months in 2005.

Income tax (benefit) expense

Our 2006 income tax expense reflects a deferred tax valuation allowance of $1,734,093. See note 4 to the consolidated financial statements included in this report. In 2005, we generated $250,000 tax benefit due to an adjustment in current and deferred state tax liabilities as a result of settlements of tax obligations with several states for amounts that were less than estimated and accrued.

Results of Operations

2005 vs. 2004

Net Sales

Of the $25,782,879 in 2005 net sales, we generated $2,456,965 from our inserter product line acquired with the purchase of Newstec in August 2005.

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

The balance of our 2005 selling, general and administrative expenses amounted to $5,253,288, a decrease of $17,727 (0.3%) as compared to $5,271,015 for 2004. During the third quarter 2005, we settled a matter with the Export-Import Bank of the United States (“EXIM Bank”) related to a dispute arising from the sale of equipment to a foreign customer in 2000. The settlement with the EXIM Bank was less than the cost estimated and accrued, and, as a result, we recorded a $235,000 reduction in selling, general and administrative expenses. Additionally, due to lower sales volume, we incurred lower variable selling costs including commissions and warranty expense. The reduction to selling, general and administrative expenses was offset in part by higher expenses related to compliance requirements of the Sarbanes-Oxley Act of 2002 and related regulations.

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

Liquidity and Capital Resources

Our cash, cash equivalents and securities available for sale decreased by $1,939,762 at December 31, 2006 compared to the same date in the previous year. During 2006, capital expenditures were higher than in recent years as we purchased new computer hardware for approximately $340,000. Additionally, we paid four dividends totaling $0.20 per share ($0.05 each quarter) or $290,168 in 2006 representing the first full year of dividend payments in company history. The balance of the reduction in cash, cash equivalents and securities available for sale relates to reduced level of installment payment collections resulting from the lower volume of incoming orders.

We currently have a line of credit agreement with Merrill Lynch Business Financial Services, Inc. (Merrill Lynch). As of the date of this report, we have no balance on the line of credit. Under the terms of the agreement, we can borrow up to $3,000,000 subject to a limit based on eligible accounts receivable and inventory. Borrowings are secured by all accounts receivable, inventory, intangibles and contract rights as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. At December 31, 2006, we did not meet the debt covenants required by the Agreement and received a waiver from Merrill Lynch through the Agreement expiration date, April 30, 2007. The line of credit is subject to renewal based on terms in the Agreement. While Merrill Lynch has expressed an interest in renewing the line of credit facility, there is no assurance we will be able to retain the line of credit or maintain the same terms as in the current agreement.

Our long-term debt consists primarily of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2006, the balance due on the bonds was $250,000, of which $100,000 is classified as a current liability on our balance sheet. During 2006, the bonds bore interest at an average rate of 3.8%.

The following table provides information relating to certain of our material contractual obligations at December 31, 2006.

Payments Due By Period

Contractual Obligations	Total	1 year	1-3 years	4-5 years	More than 5 years

Employment Agreements	$907,083	$673,750	$233,333	-	-
Building Lease	$86,414	$41,479	$44,935	-	-
Purchase Commitments	$ 1,332,435	$1,332,435	-	-	-
Equipment Lease	$35,454	$10,909	$24,545
Auto Loan	$15,262	$10,175	$5,087	-	-
Industrial Revenue Bonds	$ 250,000	$100,000	$150,000	-	-

Working capital at December 31, 2006 was $4,222,596 a decrease of $987,927 from $5,210,523 at December 31, 2005. The reduction in working capital is principally due to the valuation allowance recorded against our deferred tax asset, capital expenditures and the reclassification of $558,680 of manufactured equipment from inventory to property, plant and equipment when we entered into a 14 month agreement to lease equipment to a customer. Under the equipment lease agreement, as amended, the customer is leasing the equipment for 14 months and has an option to purchase the equipment at the end of the lease term (April 30, 2007).

We believe that our cash, cash equivalents and securities available for sale together with future cash generated from operations will be sufficient to fund operations at the current levels.

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

Revenue from long-term system arrangements, such as a sale of complex equipment integrated with controls and software is recognized using the percentage of completion method measured based on units delivered. On such contracts relating to long-term system arrangements, management makes judgments regarding costs and profitability estimates measuring progress toward completion. These judgments are subject to some degree of uncertainty, and unanticipated efforts necessary to complete a complex system could adversely affect operating results in future periods.

Allowance for doubtful accounts

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Nevertheless, there is a risk that credit losses in the future will exceed our expectations, in which case our operating results would be adversely affected.

Warranty reserves

We record a warranty reserve based on our actual historical return rates and repair costs at the time of sale. While our warranty costs have generally been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. Additionally, we do not have extensive warranty claims experience with recently introduced products or products obtained in the Newstec acquisition. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs occur.

Valuation allowance for deferred income taxes

SFAS 109 “Accounting for Income Taxes” requires us to use our best judgment to determine the realizability of our deferred tax asset. As part of this process, we are required to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results and feasibility of tax planning strategies. As further discussed in Note 4 to the Consolidated Financial Statement, we determined that we require a deferred income tax valuation allowance amounting to $1,734,093.

Goodwill

Goodwill is required to be tested for impairment annually at the reporting unit level. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) requires us to make, subjective and complex judgments on a number of matters, including assumptions and estimates used to determine the fair value of our reporting unit.

We tested goodwill in the fourth quarter of 2006, and determined that the fair value of Quipp was less than the carrying value. Therefore, we calculated the implied fair value of the Company’s goodwill, in accordance with Statement of Financial Accounting Standards No. 142, which resulted in an impairment charge of $2,590,847 to selling, general and administrative expenses, See note 14 to the Consolidated Financial Statements.

Impairment of assets held for use

SFAS No.144 requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

We determined our amortizable intangible assets were not impaired in 2006. However, if acquired products fail to achieve estimated volume and price levels, market conditions unfavorably change, or other significant estimates are not realized, we may be required to recognize impairment charges in the future.

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

Recent Accounting Pronouncements

See Note 16 to the Consolidated Financial Statements for recent accounting pronouncements.

Forward Looking Statements

The statements contained in this Annual Report on Form 10-K, including statements concerning shipment of backlog orders; the effect of changes in newspaper advertising revenue and newsprint costs on newspapers’ capital spending and on orders for our products; newspaper circulation trends; the trend of advertising revenues; the effect of decreasing circulation and newspaper industry consolidation on demand for our products; adequacy of cash, cash equivalents and securities available for sale; and other disclosures that are not statements of historical fact, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry; the result of the strategic evaluation described in this report; unanticipated business developments; delay in transition of newspapers to smaller web widths; acceleration of the decline in newspaper circulation; capital spending reductions by newspaper publishers; demand and market acceptance for new and existing products; the impact of competitive products and pricing; delays in shipment; cancellation of customer orders; engineering and production difficulties; unanticipated customer demand for additional work in connection with large and complex orders; and payment delays.

ITEM 7A – QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page

Report of Independent Registered Public Accounting Firm	22

Financial Statements:

Consolidated Balance Sheets as of December 31, 2006 and 2005	23

Consolidated Statements of Operations and Other Comprehensive (Loss) Income
for each of the years in the three-year period ended December 31, 2006	24

Consolidated Statements of Shareholders' Equity for each of the years in the three-year period
ended December 31, 2006	25

Consolidated Statements of Cash Flows for each of the years in the three-year period ended
December 31, 2006	26

Notes to Consolidated Financial Statements.	27

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/ s / KPMG LLP

April 17, 2007

Miami, FL

Certified Public Accountants

QUIPP, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$ 864,879	$ 2,829,246
Restricted Securities	1,000,000	1,000,000
Securities available for sale	2,060,000	2,035,395
Accounts receivable, net of allowances of $112,625 and $147,840	2,930,873	4,086,891
Inventories	3,498,655	4,803,013
Current deferred tax asset	-	609,848
Prepaid expenses and other current assets	648,235	520,634
Total current assets	11,002,642	15,885,027

Property, plant and equipment, net	2,161,131	1,603,041
Intangible assets, net of accumulated amortization of $1,235,959 and $713,523	2,864,140	3,386,576
Goodwill	-	2,190,847
Other assets	33,727	33,738
Total Assets	$16,061,640	$23,099,229

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$ 109,654	$ 109,088
Accounts payable	927,642	1,683,712
Accrued salaries and wages	557,046	663,471
Deferred revenues	4,068,758	6,713,384
Other accrued liabilities	1,116,946	1,504,849
Total current liabilities	6,780,046	10,674,504

Long-term debt, net of current portion	155,012	264,008
Total liabilities	6,935,058	10,938,512

Commitments and Contingencies (Note 15)

Shareholders' Equity:
Common stock – par value $.01 per share, authorized 8,000,000 shares, issued and outstanding 1,458,189 and 1,423,775 shares in 2006 and 2005, respectively	14,582	14,238
Paid-in capital	321,708	-
Common stock subscribed (19,557 shares)	150,000	-
Retained earnings Other comprehensive loss	8,640,292 -	12,153,632 (7,153)
	9,126,582	12,160,717
Total Liabilities and Shareholders' Equity	$16,061,640	$23,099,229

See accompanying notes to the consolidated financial statements.

QUIPP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

Net sales	$26,413,681	$25,782,879	$24,690,055
Cost of sales	(19,589,076)	(19,511,770)	(18,253,093)

Gross profit	6,824,605	6,271,109	6,436,962

Operating expenses:
Selling, general and administrative expenses	(9,208,859)	(5,999,955)	(5,271,015)
Research and development	(477,010)	(393,600)	(707,147)

Operating (loss) profit	(2,861,264)	(122,446)	458,800

Other income (expense): Miscellaneous income (expense)	20,000	25,000	120,000
Interest income	184,666	172,123	194,953
Interest expense	(36,783)	(23,487)	(8,175)

	167,883	173,636	306,778

(Loss) income before income taxes	(2,693,381)	51,190	765,578

Income tax benefit (expense)	(600,981)	202,714	(279,792)

Net (loss) income	$(3,294,362)	$ 253,904	$ 485,786

Other comprehensive (loss) income, net of taxes:
Unrealized gain (loss) on securities held for sale	7,153	9,223	(18,292)
Comprehensive (loss) income	$(3,287,209)	$ 263,127	$ 467,494

Per share amounts:

Basic (loss) income per common share	($2.26)	$0.18	$0.34
Diluted (loss) income per common share	($2.26)	$0.18	$0.34
Basic average number common shares Outstanding	1,455,710	1,429,929	1,423,775

Diluted average number of common and
common equivalent shares outstanding	1,455,710	1,429,929	1,425,497

See accompanying notes to the consolidated financial statements.

QUIPP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional				Other	Common	Total
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Stock	Shareholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Income (Loss)	Subscribed	Equity
Balances on December 31, 2003	1,433,025	$ 14,330	$ 72,487	$11,509,149	$9,250	$(148,375)	$ 1,916		$ 11,449,507
Stock-based compensation			11,338						11,338
Unrealized loss on securities held for sale							(18,292)		(18,292)
Net income				485,786					485,786

Balances on December 31, 2004	1,433,025	14,330	83,825	11,994,935	9,250	(148,375)	(16,376)		11,928,339

Stock-based compensation			40,441						40,441
Unrealized loss on securities held for sale							9,223		9,223
Retirement of treasury stock	(9,250)	(92)	(124,266)	(24,017)	(9,250)	148,375			-
Dividend declared on common stock ($.05 per share)				(71,190)					(71,190)
Net income				253,904					253,904

Balances on December 31, 2005	1,423,775	14,238	-	12,153,632	-	-	(7,153)		12,160,717

Stock-based compensation	10,000	100	71,952						72,052
Shares issued as additional consideration
pursuant to the acquisition of Newstec, Inc.	24,414	244	249,756						250,000
Dividend declared on common stock ($.15 per share)				(218,978)					(218,978)
Common stock subscribed as consideration relating to the acquisition of Newstec, Inc.								150,000	150,000
Unrealized gain on securities held for sale							7,153		7,153
Net loss				(3,294,362)					(3,294,362)

	1,458,189	$ 14,582	$ 321,708	$8,640,292	$ -	$ -	$ -	$ 150,000	$ 9,126,582

See accompanying notes to the consolidated financial statements.

QUIPP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
Cash (used in) provided by operations:
Net (loss) income	$(3,294,362)	$253,904	$485,786

Reconciliation of net income to net cash
(used in) provided by operations:
Deferred income taxes	609,848	(78,259)	134,748
Depreciation and amortization	450,009	238,759	271,063
Intangible amortization	522,436	272,836	115,193
Goodwill Impairment	2,590,847	-	29,932
Stock-based compensation	72,052	40,441	11,338
(Recovery from) charged to bad debt expense	(7,797)	(16,545)	117,990

Changes in operational assets and liabilities net of effect of acquisitions:
Accounts receivable	1,163,815	645,553	(1,737,772)
Inventories	745,678	2,668,482	(1,184,291)
Prepaid expenses and other assets	(127,590)	169,531	45,941
Notes receivable	-	-	154,565
Accounts payable and accrued liabilities	(1,179,208)	(1,294,145)	269,581
Deferred revenues	(2,644,626)	(1,095,507)	459,519
Net cash provided by (used in) operations	(1,098,898)	1,805,050	(826,407)

Cash flows used in investing activities:
Securities purchased	(4,435,000)	(7,152,723)	(991,880)
Securities sold	4,417,548	7,103,247	389,472
Capital expenditures	(449,419)	(107,694)	(199,488)
Purchase of Newstec and related expenses, net of cash acquired	-	(4,477,455)	-
Net cash used in investing activities	(466,871)	(4,634,625)	(801,896)

Cash flows used in financing activities:
Dividends paid to shareholders	(290,168)
Repayment of debt	(108,430)	(103,690)	(100,000)
Net cash used in financing activities	(398,598)	(103,690)	(100,000)

(Decrease) in cash and cash equivalents	(1,964,367)	(2,933,265)	(1,728,303)
Cash and cash equivalents, beginning of year	2,829,246	5,762,511	7,490,814
Cash and cash equivalents, end of year	864,879	2,829,246	5,762,511

Supplemental disclosure of non cash information:
Shares issued and issuable as additional consideration for Newstec, Inc.	$ 400,000	-	-
Leased inventory reclassified to fixed asset	$ 558,680	-	-
Cash received with acquisition of Newstec	-	$ 145,217	-
Retirement of treasury stock	-	$ 148,375	-
Dividend declared (paid March 1, 2006)	-	$ 71,190	-
Supplemental disclosure of cash payments:
Interest	$ 36,783	$ 23,487	$ 8,175
Income Taxes	$ 110,501	$ 279,492	$ 5,984

See accompanying notes to the consolidated financial statements.

QUIPP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business – Through our wholly owned subsidiary, Quipp Systems, Inc., we design, manufacture, sell and install post-press material handling equipment and systems to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are assembled, stacked, bundled and transferred to the shipping docks, from which they are loaded into delivery trucks, or loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Quipp, Inc., and Quipp Systems, Inc. a wholly owned subsidiary (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. On December 31, 2006, we merged our Newstec, Inc. subsidiary (Newstec) into our Quipp Systems, Inc. (Quipp Systems) subsidiary. The purpose of this merger was to simplify administration and reduce costs.

Accounts Receivable and Deferred Revenue – Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $112,625 and $147,840 for 2006 and 2005, respectively.

Revenue Recognition - Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses on such contracts are recognized immediately.

Inventories – Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method. Inventories determined not likely to be sold during the product lifecycle are written down to net realizable value based on the Company’s experience in recovering value from similar products.

Goodwill and other intangible assets – Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment annually. In addition, goodwill should be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its related carrying value. An impairment loss generally would be recognized when the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The Company has established that it has only reporting unit. The Company evaluates goodwill impairment by comparing its market capitalization (fair value) to its carrying value.

Long-Lived Assets - In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. There was no impairment of long-lived assets in 2006, 2005 and 2004.

Property, plant and equipment, net – Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred; alterations and major overhauls that improve an asset or extend the useful lives are capitalized.

Cash and cash equivalents – Cash and cash equivalents include all of the Company’s operating cash balances, demand deposits and short-term investments with original maturities of three months or less. The Company classifies investments with an original maturity of more than three months as securities available for sale.

Research and development costs – Research and development costs include expenditures for the development of new products, significant enhancements of existing products or production processes, and the design, testing and construction of prototypes. The Company expenses research and development costs as they are incurred.

Income taxes – Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are identified based on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

(Loss) Income per share – Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods.

Warranty reserve – Warranty reserves are made at the time the products are sold using historical experience as a prediction of expected future costs. Reserves are adjusted when experience indicates that expected cost will differ from initial estimates. The provision for warranty costs is included in other accrued liabilities.

Securities available for sale – Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders’ equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in other income. Fair value of the securities is determined based upon market prices. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long-term securities and believes there is no significant risk arising from interest rate fluctuations. In order to ensure liquidity, the Company will only invest in instruments with high credit quality and which are traded in a secondary market.

Deferred bond-financing cost – Deferred bond financing costs were incurred upon the issuance of industrial revenue bonds (see note 7) and are included in other assets. These costs are amortized using the effective yield over the term of the bonds.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates could affect the reported amounts of revenues and expenses. Significant items subject to estimates include the allowance for doubtful accounts, warranty reserves, useful lives of intangible assets, deferred taxes and inventory valuation. Actual results could differ from those estimates.

Comprehensive income (loss) – The Company had unrealized (losses) gains on securities available for sale totaling $0 and $(7,153) at December 31, 2006 and 2005, respectively.

Segment Reporting - SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” applies a “management approach” in which the internal reporting that is used by management for making operational decisions and evaluating performance. The Company operates in one segment for management reporting purposes.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs totaled $60,282, $75,495 and $71,182 in 2006, 2005 and 2004, respectively.

Adoption of Staff Accounting Bulletin No. 108 - In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have an effect on the consolidated financial statements.

Stock-Based compensation – As of January 1, 2006, the Company adopted Statement of Accounting Standards (“SFAS”) No. 123R “Share Based Payments” using the modified prospective transition method. Under the SFAS 123R modified prospective transition method, the Company is required to expense the grant date fair value of stock options and other stock compensation over the requisite service period for stock awards granted after January 1, 2006, awards that are modified, repurchased or canceled after January 1, 2006 and the portion of awards issued from December 15, 1994 to December 31, 2005 that have not yet vested. Financial statements for prior periods are not restated. The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. The Company previously recorded compensation expense for stock awards under SFAS 123. Since the Company estimated forfeitures on stock option grants issued in previous periods, the Company did not recognize a cumulative effect of a change in accounting principle upon the adoption of SFAS 123R.

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2006, there were 129,389 shares available for grant under the Equity Compensation Plan.

The Company recognized stock-based compensation expense totaling $71,952, $40,441, and 11,338 for the year ended December 31, 2006, 2005 and 2004 respectively. Components of stock-based compensation expense follow:

	2006	2005	2004
Stock Options	$38,541	$22,650	$11,338
Restricted Stock Awards	33,411	17,791	-
Total stock-based compensation expense included in selling, general and administrative expenses	71,952	40,441	11,338

During the year ended December 31, 2006, no stock options were exercised. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model. No stock options were granted in 2005.The following weighted average assumptions were used for the 2006 grants:

	2006	2004
Volatility	25%	27%
Risk free interest rate	3.64%	1.20%
Dividend yield	2.5%	0%
Expected term (years)	10	8.8

The following stock option activity occurred during the period ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Options outstanding at December 31, 2003	102,625	$ 15.40
Granted	25,000	13.77
Forfeited or expired	(10,000)	14.00
Options outstanding at December 31, 2004	117,625	15.17
Forfeited or expired	(34,125)	17.50
Options outstanding at December 31, 2005	83,500	14.22	-	-
Granted	10,000	7.46
Forfeited or expired	(37,500)	14.00	-	-
Options outstanding at December 31, 2006	56,000	$ 13.16	5.37	$-

Stock options exercisable at December 31, 2006	51,000	$ 13.11	5.49	$-

As of December 31, 2006, approximately $9,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of 1.13 years.

The following table summarizes restricted stock award activity for the period ended December 31, 2006:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Price
Non-vested stock awards as of December 31, 2004	-	-
Granted	5,000	$12.80
Vested	-	-
Forfeited	-	-
Non-vested stock awards as of December 31, 2005	5,000	$12.80
Granted	5,000	$10.87
Vested	-	-
Forfeited	-	-
Non-vested stock awards as of December 31, 2006	10,000	$11.84

As of December 31, 2006, approximately $66,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.73 years.

From January 1, 2003 until December 31, 2005, the Company used the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” prospectively for all employee awards granted, modified, or settled after December 31, 2002.   Prior to 2003, the Company accounted for grants of equity compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The Company’s pro forma net income and earnings per share for the years ended December 31, 2005 and 2004, determined as if the company adopted SFAS 123R for these periods, are as follows:

	2005	2004

Net income as reported	$253,904	$485,786
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	($13,426)	($22,419)

Pro forma net income	$240,478	$463,367

Earnings Per Share:
Basic - as reported	$0.18	$0.34
Basic - pro forma	$0.17	$0.33

Diluted - as reported	$0.18	$0.34
Diluted - pro forma	$0.17	$0.33

Note 2 - SECURITIES AVAILABLE FOR SALE

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2006 and 2005, the amortized cost of securities available for sale approximated fair value.  Securities available for sale at December 31, 2006 and 2005 consisted of the following:

2006
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Government Agency Securities	$ 3,060,000	$ -	$ -	$ 3,060,000

2005
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

Government Agency Securities	$ 3,042,548	$ -	$ (7,153)	$ 3,035,395

No gains or losses were realized in 2006, 2005, or 2004.

As discussed in note 7, the Company’s line of credit is collateralized by securities with value of no less than $1,000,000.

Note 3 - INVENTORIES

Inventory includes, in addition to raw materials, work in process finished goods, equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services.  The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured.  Components of inventory as of December 31, 2006 and 2005 were as follows:

	2006	2005

Raw Materials	$ 2,476,687	$ 2,792,334
Work in Process	270,220	911,586
Finished Goods	56,360	121,377
Subtotal	2,803,267	3,825,297
Finished goods shipped, not recognized	695,388	977,716
Total	$ 3,498,655	$ 4,803,013

Equipment made available to prospective customers for evaluation is included in finished goods inventory at the lower of cost or market.

Note 4 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Current	Deferred	Total
2006
U.S. Federal	46,226	(533,307)	(487,081)
State and local	(37,359)	(76,541)	(113,900)
	8,867	(609,848)	(600,981)
2005
U.S. Federal	$ (35,100)	$ 54,436	$ 19,336
State and local	159,555	23,823	183,378
	$ 124,455	$ 78,259	$ 202,714
2004
U.S. Federal	$ (119,131)	$ (123,591)	$ (242,722)
State and local	(25,913)	(11,157)	(37,070)
	$ (145,044)	$ (134,748)	$ (279,792)

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows

	2006	2005
Deferred Tax Assets:
Amortization	1,138,352	$ 87,381
Depreciation	14,231
Inventory	258,634	264,346
Compensation accruals	82,402	115,274
Other accruals and reserves	201,240	196,847
Net operating loss carry forward and credits	39,234	6,844
Total deferred tax assets	1,734,093	$ 670,692

Deferred Tax Liability:
Depreciation	-	(60,844)
Total deferred tax liabilities	-	(60,844)

Valuation Allowance	(1,734,093)	-
Net current deferred tax assets	-	$ 609,848

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Recent trends in the newspaper publishing industry including reduced advertising revenue growth and consolidation of newspaper publishers make it difficult for Management to forecast future income with a high degree of certainty. As a result, Management has concluded that it is necessary to provide a full valuation allowance against the Company’s deferred tax assets. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable the Company to determine that, in accordance with SFAS 109, additional deferred tax benefits will be realized.

The following table summarizes the differences between the Company's effective income tax (expense) benefit and the statutory federal tax (expense) benefit for the years ended December 31, 2006, 2005, and 2004:

	Year Ended December 31,
	2006	2005	2004
Statutory federal income tax benefit (expense)	915,750	(17,405)	(260,297)

Increase (decrease) resulting from:

State and local taxes, net of
Federal income tax (benefit) expense	88,721	236,004	(24,466)
Employee tax credit	21,960	-	-
Permanent differences	(22,350)	(22,564)	3,692
Other	129,031	6,679	1,279
Change in valuation allowance	(1,734,093)	-	-

	(600,981)	202,714	(279,792)

The Company’s effective tax rate was (22.3%), (396%), and 36.5% in 2006, 2005, and 2004, respectively. The effective tax rate of (22.3%) in 2006 resulted primarily from the valuation allowance. The effective tax rate of (396%) in 2005 resulted from an adjustment to current and deferred state tax liabilities because the Company settled tax obligations for amounts that were less than estimated and accrued.

As described in Note 16, the Company is required to adopt the provisions of FASB Interpretation No. 48 (FIN 48) as of January 1, 2007. The Company has determined that compliance with FIN 48 will not have a material impact on its consolidated financial statements.

Note 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 2006 and 2005 consist of the following:

			Estimated
	2006	2005	Useful life (Years)
Land	$500,500	$500,500	-
Building	1,431,771	1,431,771	31
Building Improvements	547,858	647,211	10
Machinery	284,996	863,676	5
Furniture and Fixtures	218,754	229,436	5
Computer Equipment	1,404,381	1,669,763	5
Automobiles	44,357	70,817	5
Leased Equipment	558,680	-	3
	4,991,297	5,413,174
Less: Accumulated depreciation and amortization	(2,830,166)	(3,810,133)

	$2,161,131	$1,603,041

Included in property, plant and equipment is post-press equipment that was manufactured by the Company and leased to a customer for a period of 14 months (also see Note 8). At the end of the lease term, the lessee has an option to purchase the equipment or return it to the Company.

Depreciation expense charged to income was $269,261, $238,759 and $271,063 in 2006, 2005 and 2004, respectively. Amortization of the leased equipment charged to cost of sales amounted to $180,748, $0 and $0 in 2006, 2005 and 2004, respectively.

NOTE 6 – ACQUISITIONS

On August 10, 2005, the Company purchased the outstanding stock of Newstec, Inc. (Newstec), a privately-held company located in Walpole, Massachusetts. Newstec manufactured and sold high-speed inserting equipment and controls designed to handle inserting requirements for the newspaper and commercial printing markets. The Company acquired Newstec to enhance its product offering and expand new product development capabilities.

The Company paid to the shareholders of Newstec (the “Sellers”) $4,025,000 in cash and provided the Sellers an opportunity to receive additional consideration totaling $650,000 in Company common stock based upon criteria specified in the agreement. In 2005, the Sellers earned additional consideration amounting to $250,000 of an available $500,000 based on the achievement of a performance goal set forth in the share purchase agreement under which the Company acquired Newstec. In April 2006, the Company paid the $250,000 of additional consideration by issuing 24,414 shares of Company common stock with a fair value of $250,000, reflected as an increase to goodwill. In December 2006, the Sellers earned the remaining $150,000 balance of available additional consideration. The Company will pay the additional consideration in 2007 by issuing 19,557 shares of Company common stock. The purchase price was determined by arms-length negotiations between the parties. The cash portion of the purchase price was paid out of the Company's cash and investments on hand. As of December 31, 2006, the total cash and stock paid and accrued acquisition costs for the stock purchase transaction amounted to $5,022,672 (inclusive of direct legal fees, consulting costs, accounting fees, investment banking fees, employee severance costs and other acquisition expenses).

The acquisition was treated as a purchase transaction, and the purchase price was allocated to the acquired assets and assumed liabilities based on the estimated fair value on the acquisition date. Company management, with the assistance of an independent appraisal consultant, determined the valuation of goodwill and other intangible assets as follows:

Cash Paid	$4,622,672
Shares issued	400,000

Liabilities Assumed:
Current	4,361,091
Long Term	26,786

$9,410,549

Fair Value of Tangible Assets:
Current Assets	$3,846,261
Fixed Assets	40,602

Intangible Assets:
Non-competition agreement	2,500,000
Customer lists	248,000
Trade names	253,000
Goodwill	2,522,686

$ 9,410,549

Of the total purchase price, $3,001,000 was allocated to amortizable intangible assets including tradenames, customer lists and non-competition agreements. Tradenames represents the value associated with customer recognition of the Newstec and NewsCom brand names. Customer lists represent Newstec’s relationships with its installed base of customers. The Company entered into agreements with the former principals of Newstec containing non – competition covenants having a minimum term ending two years after the date the former principals of Newstec cease to be employed by the Company.

Details of the amortizable intangibles follow:

	Fair
Intangible Asset	Value	Life
Tradename	253,000	10 Years
Customer Relationship	248,000	10 Years
Non-competition Agreement	2,500,000	7 Years

On March 6, 2003, pursuant to an Asset Purchase Agreement (the "Purchase Agreement"), the Company, through Quipp Systems, completed the acquisition of certain assets (the “USA Leader Asset Purchase”) of USA Leader, Inc., a Missouri corporation (the "Seller"). The assets acquired pursuant to the Purchase Agreement included the Seller's patent, know-how, drawings, tooling, customer list, other intellectual property, inventory, furniture, equipment and supplies. The Seller manufactured and sold proprietary inserting and collating equipment and stacking systems (the "Products") for the newspaper and commercial printing markets. In the newspaper industry, the Seller historically focused on small to intermediate sized publications, a market that was not a traditional focus of the Company. The Company has continued the sale of the Products following the acquisition.

Details of the amortizable intangibles related to the USA Leader Asset Purchase follow:

	Fair
Intangible Asset	Value	Life
Customer List	$10,000	5 Years
Non-competition agreement	$150,000	5 Years
Patent	$200,000	17 Years
Acquired Technology	$500,000	7 Years

The consolidated statement of operations for the period ended December 31, 2006 includes the operating results of Newstec for the full year. The consolidated statement of operations for the period ended December 31, 2005 includes the operating results of Newstec from the date of acquisition. The following unaudited pro forma results of operation of the Company for the periods ended December 31, 2005 and 2004 assume the acquisition of Newstec occurred as of January 1, 2004. The unaudited pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would have actually occurred had the acquisition of assets occurred on the dates indicated.

	Unaudited Pro forma
	December 31, 2005	December 31, 2004
Net Sales	$32,305,883	$32,618,955
Net Income	$316,742	$524,055

Basic income per share	$0.22	$0.36
Diluted income per share	$0.22	$0.36

Basic average number of
shares outstanding	1,448,189	1,448,189
Diluted average number of
shares outstanding	1,448,189	1,449,911

Note 7 - DEBT

On March 25, 2005, we entered into a line of credit agreement with Merrill Lynch Business Financial Services, Inc. (Lender). Under the terms of the agreement, we can borrow up to $3,000,000, subject to a limit based on eligible accounts receivable and inventory. Borrowings are secured by all accounts receivable, inventory, intangibles and contract rights, as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. At December 31, 2006, we did not meet the debt covenants required by the Agreement and received a waiver from the Lender through the Agreement expiration date, April 30, 2007. The line of credit is subject to renewal based on terms in the Agreement. While the Lender has expressed an interest to renew the line of credit facility, there is no assurance the Company will be able to retain the line of credit or maintain the same terms as in the current Agreement. As of the December 31, 2006, we had no balance on the line of credit.

Long-term debt consisted of the following at December 31, 2006 and 2005:

	2006	2005
$2,340,000 Variable Rate Industrial Revenue Bond secured by a letter of credit payable in annual installments of $100,000 in 2006 and 2007 and $150,000 in 2008 and bore interest at 2.6% and 1.6% in 2005 and 2004, respectively	$250,000	$350,000

4.99% automobile loan, principal and interest of $848 due monthly through 2008	$14,666	$23,096

Less: current portion	$(109,654)	$ (109,088)
Long term debt, net of current portion	$155,012	$264,008

Note 8 - LEASES

The Company leases certain premises and phone equipment under operating leases.   At December 31, 2006, the minimum future lease obligation under the long term lease obligation is as follows:

2007	$ 52,388
2008	52,388
2009	14,365
2010	2,727
$121,868

Rent expense was $84,807, $66,725 and $0 in 2006, 2005, and 2004 respectively.

During 2006, the Company leased post-press equipment to a customer under an operating lease arrangement.  According to the equipment lease agreement and amendment to the lease equipment agreement, the lessee will lease the equipment from the Company for 14 months and has an option to purchase the equipment at the end of the lease term (April 30, 2007).  The Company will receive minimum future rentals of $70,000 in 2007 under this non-cancelable lease.

Note 9 – (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net (loss) income per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method. At December 31, 2006, the Company had 58 common stock equivalents not included in the earnings per share because the affect is antidilutive. The following table presents the calculation for the number of shares used in the basic and diluted net (loss) income per share computations:

	2006	2005	2004
Net (loss) income Shares	(3,294,362)	253,904	$485,786
Basic average number of shares	1,455,710	1,429,929	1,423,775

Common stock equivalents
from option plan	-	-	1,722
Diluted Basic average number of shares	1,455,710	1,429,929	1,425,497

(Loss) earnings per share:
Basic and diluted (loss)
Income per share	$ (2.26)	$ .18	$ .34

Note 10 - MAJOR CUSTOMERS AND SALES BY GEOGRAPHIC AREA

For the years ended December 31, 2006, 2005, and 2004, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. accounted for 10% of our net sales in 2006. Newspapers owned by Gannett Co, Inc. and The New York Times Company each accounted for 11% of our net sales in 2005. Newspapers owned by Gannett Co, Inc. and Advance Publications, Inc. accounted for 17% and 10% of our net sales in 2004, respectfully. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 7%, 7%, and 9% of total sales in 2006, 2005, and 2004, respectively. The following table indicates the amount of sales by geographic area during the past three years:

SALES BY GEOGRAPHIC AREA
	2006	2005	2004

United States	$24,549,637	$24,096,107	$22,517,519
Canada	562,435	564,362	1,821,042
Latin America	1,161,598	613,421	302,213
Europe	16,214	1,354	-
Other	123,797	507,635	49,281

	$26,413,681	$25,782,879	$24,690,055

Note 11 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. Beginning January 1, 2006, the Company matches employee contributions at the rate of 100% for the first 3% of employee compensation deferred by a participant and 50% of additional contributions, until an aggregate maximum of 7% of employee compensation has been deferred. Prior to 2006, the Company matched employee contributions at the rate of 60% for the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2006, 2005, and 2004, was $197,858, $182,417, and $122,531 respectively.

Beginning January 1, 2005, the Company implemented a Supplemental Executive Retirement Program (the “SERP”) for certain Company employees. The SERP provides for three-year performance periods, and the Company will make common stock allocations to participant accounts following the end of each performance period. The total amount of allocations following the end of each performance period will be equal to five percent of the Company’s net income during the three years in the performance period, as reported in the Company’s annual reports on Form 10-K, up to a maximum dollar amount specified by the Company’s Corporate Governance and Compensation Committee of the Company’s Board of Directors. During 2006 the Company reduced its accrual for the SERP by $7,000. This adjustment is reflected as a reduction to selling, general and administrative expenses. The liability related to the SERP is included in other accrued liabilities and was $0 and $14,000 at December 31, 2006 and 2005, respectively.

Note 12 – QUARTERLY SUMMARY OF KEY FINANCIAL DATA

Quarterly Summary
(In thousands, except per share amounts)
(Unaudited)

Quarter Ended	March 31,	June 30,	September 30,	December 31,
2006
Net Sales	$5,260	$8,625	$6,400	$6,129
Gross Profit	1,340	2,669	1,343	1,473
Operating (Loss) Profit	(475)	522	(268)	(2,640)
Net (Loss) Income	(249)	322	(187)	(3,180)

Basic (loss) income per common share	($0.17)	$0.22	($0.13)	($2.18)
Diluted (loss) income per common share	($0.17)	$0.22	($0.13)	($2.18)

2005
Net Sales	$8,275	$5,441	$7,069	$4,998
Gross Profit	1,907	1,629	1,618	1,117
Operating Profit (Loss)	176	183	269	(750)
Net Income(Loss)	129	156	442	(473)

Basic (loss) income per common share	$0.09	$0.11	$0.31	($0.33)
Diluted (loss) income per common share	$0.09	$0.11	$0.31	($0.33)

In the fourth quarter of 2006, the Company recorded a goodwill impairment charge of $2,590,847 and a valuation allowance of $1,734,093 against our deferred tax assets. See notes 4 and 14 for further explanation.

Note 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other current assets, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value based on their short term maturities.

Note 14 – GOODWILL

The changes in the carrying value of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005
Balance as of January 1	$ 2,190,847	$ 68,161

Newstec, Inc. Stock Acquisition	400,000	2,122,686
Impairment loss	(2,590,847)	-

Balance as of December 31	$ -	$ 2,190,847

In 2005, the Company acquired Newstec, Inc. (See Note 6). The original amount of the purchase price assigned to goodwill from this purchase was $2,122,686. Additional compensation totaling $250,000 paid in to the sellers in Company common stock in April 2006 was recorded to goodwill. The remaining $150,000 of additional compensation (also in Company common stock) was earned by the Sellers in December 2006. Prior to the Newstec acquisition, the Company’s goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994.

Pursuant to SFAS 142, the Company tested its goodwill for impairment during the forth quarter in 2006 and identified that the Company’s carrying value exceeded its fair value. The Company calculated the implied fair value of goodwill which resulted in an impairment of $2,590,847 which was charged to selling, general and administrative expenses.

Note 15 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with four employees that expire in 2007 and 2008. The obligation under these contracts total $673,750 and $233,333 in 2007 and 2008 respectively. In the normal course of business, the Company is exposed to litigation and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Note 16 – RECENT PRONOUNCEMENTS

In September 2006 the Financial Accounting Standards Board (FASB) FAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial statements.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting requirements for uncertainties in income tax law as it relates to SFAS No. 109. FIN 48 requires the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt FIN 48 in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company has evaluated FIN 48 and has determined that compliance with FIN 48 will not have a material impact on its consolidated financial statements.

Note 17 – SUBSEQUENT EVENTS

The Company declared and paid a dividend of $.05 per common share totaling $72,909 in the first quarter of 2007.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

Not applicable.

ITEM 9A – CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

Not applicable

PART III

ITEM 10 – DIRECTORS, AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

This information (other than the information relating to executive officers included in Part I) will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

ITEM 11 – EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information, as of December 31, 2006, regarding securities issuable under our 1996 Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

Equity Compensation Plan Information

Number of
	Number of		securities
	securities to	Weighted-	remaining
	be issued	average	available for
	upon	exercise	future issuance
	exercise of	price of	under equity
	outstanding	outstanding	compensation
Plan Category	options	options	plans
Equity compensation plans approved by
security holders	56,000	$13.16	129,389
Equity compensation plans not approved
by security holders	-	-	-

Total	56,000	$13.16	129,389

Other information required to be disclosed in this Item will be included in our proxy statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1

Financial Statements - See "Index to Financial Statements" in Item 8

2

Schedule II – Valuation and Qualifying Accounts.  All other schedules are omitted because they are inapplicable.

3

Exhibits  (Note: The file number of all referenced reports and registration statements, is 0-14870.)

Exhibit
No.

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants’ Current Report on Form 8-K, filed March 5, 2007).

4.1

Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed March 3, 2003).

4.2

First Amendment to Rights Agreement, dated as of February 26, 2006, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2006).

*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).

*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.3	Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

*10.4

Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski, Angel Arrabal and Mohammed Jamil. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

*10.5

Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.6

Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

*10.8	Summary of Directors’ Compensation.

10.9

Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10

Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006).

10.11

 Agreement, dated as of November 14, 2006, by and among the Company and Henry Investment Trust, L.P., Henry Partners, L.P., Matthew Partners, L.P. and David W. Wright (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 16, 2006).

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

Quipp, Inc.

Date:	April 17, 2007	By:	/ s / Michael S. Kady
MICHAEL S. KADY
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ s / Michael S. Kady	Chief Executive	April 17, 2007
MICHAEL S. KADY	Officer and Director

/ s / William A. Dambrackas	Director	April 17, 2007
WILLIAM A. DAMBRACKAS

/ s / Lawrence J. Gibson	Director	April 17, 2007
LAWRENCE J. GIBSON

/ s / Cristina H. Kepner	Director	April 17, 2007
CRISTINA H. KEPNER

/ s / Arthur J. Rawl	Director	April 17, 2007
ARTHUR J. RAWL

/ s / Robert C. Strandberg	Director	April 17, 2007
ROBERT C. STRANDBERG

/ s / John D. Lori	Director	April 17, 2007
JOHN D. LORI

/ s / David W. Wright	Director	April 17, 2007
DAVID W. WRIGHT

/ s / Eric Bello	Chief Financial Officer and	April 17, 2007
ERIC BELLO	Treasurer (Principal Financial
and Accounting Officer)

QUIPP, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
No.

3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants’ Current Report on Form 8-K, filed March 5, 2007).

4.1

Rights Agreement, dated as of March 3, 2003, between the Registrant and American Stock Transfer & Trust Company, as Rights Agent, including the form of Rights Certificate attached as Exhibit A (incorporated by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form 8-A, filed March 3, 2003).

4.2

First Amendment to Rights Agreement, dated as of February 26, 2006, between the Registrant and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed March 1, 2006).

*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).

*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.3	Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

*10.4

Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren. (Incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski, Angel Arrabal and Mohammed Jamil. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

*10.5

Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.6

Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

*10.8	Summary of Directors’ Compensation.

10.9

Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10

Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006).

10.11

 Agreement, dated as of November 14, 2006, by and among the Company and Henry Investment Trust, L.P., Henry Partners, L.P., Matthew Partners, L.P. and David W. Wright (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 16, 2006).

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

QUIPP, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

		(a)
	Balance,	Charged		(c)	Balance,
	beginning	to	(b)	Newstec	End
	of year	Expenses	Write-offs	Acquisition	of year

Year ended December 31, 2006:
Allowance for doubtful accounts	147,840	(7,797)	(27,418)	-	112,625

Year ended December 31, 2005:
Allowance for doubtful accounts	167,705	(16,545)	(30,126)	26,806	147,840

Year ended December 31, 2004:
Allowance for doubtful accounts	229,546	117,990	(179,831)	-	167,705

	Balance,	Accrued	(d)	(c)	Balance,
	beginning	warranty	Payments	Newstec	End
	of year	costs	in kind	Acquisition	of year
Year ended December 31, 2006:
Accrued warranty	263,119	267,354	(305,539)	-	224,934

Year ended December 31, 2005:
Accrued warranty	231,857	104,232	(157,136)	84,166	263,119

Year ended December 31, 2004:
Accrued warranty	261,917	258,872	(288,932)	-	231,857

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