Form 10-K/A
period 2006-12-31
QUIPP INC
filed 2007-04-30
CIK 796577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

———————

(MARK ONE)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from _________ to _________

———————

Quipp, Inc.

(Exact name of Registrant as specified in its charter)

———————

Florida	0-14870	59-2306191
(State or other jurisdiction of incorporation or organization)	Commission file number	(IRS Employer Identification No.)

4800 NW 157th Street, Miami, Florida 33014

(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code  (305) 623-8700

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $10,975,378*. The number of shares of the Registrant’s common stock, $.01 par value, outstanding at March 20, 2007 was 1,458,189.

* Calculated by excluding all shares held by executive officers and directors of Registrant and holders of more than 10 percent of the registrant’s outstanding common stock without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is certain information concerning Quipp’s directors.

Name	Age	Position with the Company
Cristina H. Kepner William A. Dambrackas Lawrence J. Gibson Michael S. Kady John D. Lori Arthur J. Rawl Robert C. Strandberg David W. Wright	61 62 54 57 38 63 48 48	Chairman of the Board Director Director President, Chief Executive Officer and Director Director Director Director Director

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

Mr. Lori has been a director of Quipp since October 2006. He has been the managing member of JDL Capital, LLC since February 2004. JDL Capital is an investment management firm and the general partner of JDL Partners, LP, an investment limited partnership. From September 1997 to February 2004, Mr. Lori was a Managing Director – Portfolio Manager at U.S. Trust, an investment management company.

Mr. Rawl has been a director of Quipp since May 2004. He has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003. From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers. From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses. From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer. Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner. Mr. Rawl is a director of XL Generation, Inc. and Tiger Ethanol Inc. (formerly Arch Management Services Inc.). Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity. Mr. Rawl is a certified public accountant.

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

Mr. Wright has been a director of Quipp since November 2006. He has, since 1997, served Henry Investment Trust, L.P. in several capacities, initially as Managing Trustee and currently as President and Managing Member. Henry Investment Trust, L.P. acts as general partner to Henry Partners, L.P. and Matthew Partners, L.P., which are private investment partnerships that invest in securities of publicly traded companies. Mr. Wright is a director of Wegener Corp.

On October 19, 2006, Quipp entered into an agreement (the “JDL Agreement”) with the members of the “JDL Group,” consisting of JDL Capital, LLC, JDL Partners, LP, (“JDL Partners”), John D. Lori and five other individuals who, together with Mr. Lori, were nominated by JDL Partners for election to the Board of Directors at Quipp’s 2006 Annual Meeting of Shareholders. Under the JDL Agreement, the Company increased the size of the Board by one director, and Mr. Lori was elected to serve on the Board of Directors. Quipp also agreed to nominate Mr. Lori for election to the Board of Directors at future annual meetings so that, if elected by shareholders, Mr. Lori would serve on the Board of Directors for a period of at least three years. In accordance with the JDL Agreement, Mr. Lori was also named to the Audit Committee of the Board of Directors and a special committee of the Board of Directors that is considering strategic alternatives (the other members of this committee are Messrs. Dambrackas, Strandberg and Wright). In addition, Quipp agreed that Mr. Lori will serve on any other committee that deals with strategic alternatives, business combination or disposition transactions, debt or equity financings, and similar matters.

As part of the JDL Agreement, JDL Partners withdrew its nomination of candidates for election to the Board of Directors. In addition, the members of the JDL Group agreed that, until the end of a “standstill period,” the JDL Group will vote their shares of Quipp stock in favor of all directors nominated by the Board of Directors for election at the 2006 and subsequent annual meetings of shareholders, against any shareholder nominations that are not approved by the Board of Directors, and against any proposals that are not approved by the Board of Directors relating in any manner to Board of Directors composition, structure or election, the calling of a special meeting of shareholders, the ability of shareholders to act by written consent, or any shareholder rights plan or “poison pill.”  In addition, the members of the JDL Group have agreed to certain other commitments and standstill provisions through the standstill period. Under the JDL Agreement, the standstill period will terminate upon the earlier of (i) the first anniversary of the next annual meeting of shareholders at which Mr. Lori is not elected to the Board of Directors and (ii) the first anniversary of the date on which Mr. Lori resigns as a director (subject to early termination if, among other events, Quipp materially breaches certain of its commitments or obligations in the JDL Agreement).

In connection with his election as a director, and in accordance with the JDL Agreement, Mr. Lori will receive the same cash compensation and reimbursement of expenses as are payable to other non-employee directors. In addition, he will be entitled to receive equity compensation, generally on the same basis as provided to members of the Board of Directors, subject to the right of the Board of Directors to substitute comparable instruments that settle in cash.

On November 14, 2006, Quipp entered into an agreement (the “Henry Partners Agreement”) with the members of the “Henry Group,” consisting of Henry Investment Trust, L.P., Henry Partners, L.P., Matthew Partners, L.P. and David W. Wright. Under the Henry Partners Agreement, Quipp increased the size of the Board by one director, and Mr. Wright was elected to serve on the Board of Directors. Quipp also agreed to nominate Mr. Wright for election to the Board of Directors at the 2006 and 2007 annual meetings of shareholders. In accordance with the Henry Partners Agreement, Mr. Wright was also named to the Audit Committee of the Board of Directors and the

special committee of the Board of Directors that is considering strategic alternatives. Quipp agreed that Mr. Wright will serve on any other committee that deals with strategic alternatives, business combination or disposition transactions, debt or equity financings and similar matters.

Under the Henry Partners Agreement, the members of the Henry Group have agreed that, until the end of a “standstill period,” the Henry Group will vote their shares of Quipp stock in favor of all directors nominated by the Board of Directors for election at the 2006 and subsequent annual meetings of shareholders, against any shareholder nominations that are not approved by the Board of Directors, and against any proposals that are not approved by the Board of Directors relating in any manner to Board of Directors composition, structure or election, the calling of a special meeting of shareholders, the ability of shareholders to act by written consent, or any shareholder rights plan or “poison pill.” In addition, the members of the Henry Group have agreed to certain other commitments and standstill provisions through the standstill period. Under the Henry Partners Agreement, the standstill period will terminate upon the later of (i) the first anniversary of the date of the agreement; and (ii) six months after the date on which Mr. Wright ceases to serve as a director (subject to early termination if Quipp materially breaches certain of its commitments or obligations in the Henry Partners Agreement).

In connection with his election as a director, and in accordance with the agreement, Mr. Wright will receive the same cash compensation and reimbursement of expenses as are payable to other non-employee directors. In addition, he will be entitled to receive equity compensation, generally on the same basis as provided to members of the Board of Directors, subject to the right of the Board of Directors to substitute comparable instruments that settle in cash.

Section 16(a) Beneficial Ownership Reporting Requirement

Section 16(a) of the Securities Exchange Act of 1934 requires Quipp’s officers and directors and beneficial owners of more than 10 percent of Quipp’s common stock to file reports of ownership of Quipp’s securities and changes in ownership with the Securities and Exchange Commission. Based on its review of Section 16(a) filings, Quipp believes that all filings required to be made during 2006 were made on a timely basis, except as follows:  John F. Connors III filed a statement of change of ownership with respect to two transactions after the applicable due dates.

Code of Conduct

Quipp has a Code of Conduct applicable to all of its officers, other employees and directors. Among other things, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by Quipp; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Conduct provides for the prompt internal reporting of violations of the Code of Conduct to an appropriate person identified in the Code of Conduct and contains provisions regarding accountability for adherence to the Code of Conduct. Quipp intends to satisfy the disclosure requirements regarding any amendment to, or waiver from, a provision of Quipp’s Code of Conduct by disclosing such matters in the Investor Information section of Quipp’s website.

Audit Committee

Quipp’s Board of Directors has established an Audit Committee for the purpose of overseeing Quipp’s accounting and financial reporting process and audits of its financial statements. Quipp’s Audit Committee is currently comprised of Mr. Rawl (Chairman), Ms. Kepner, Mr. Lori, Mr. Strandberg and Mr. Wright.

Audit Committee Financial Expert

Quipp’s Board of Directors has determined that Mr. Rawl is an “audit committee financial expert,” as that term is defined in Securities and Exchange Commission regulations, and that Mr. Rawl is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

ITEM 11 – EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis, addresses the compensation paid or awarded to Quipp’s executive officers listed in the Summary Compensation Table that follows this discussion. These executive officers sometimes are called “named executive officers” in this report.

2006 Compensation

Compensation Objectives

Uncertain conditions in the newspaper industry over the past several years have caused Quipp to focus on the need to encourage performance that enables it to operate profitably despite capital spending constraints affecting its customers. In 2006, Quipp’s compensation program was designed to meet the following objectives:

•

Provide compensation that is competitive with other manufacturing companies of comparable size in the South Florida market. This objective is referred to below as “competitive compensation.”

•

Provide opportunities for meaningful enhancement of cash compensation upon achievement of annual performance goals. This objective is referred to below as “performance incentives.”

•

Facilitate effective incentive for the enhancement of shareholder value. This objective is referred to below as “stockholder incentives.”

•

Provide an incentive for long-term continued employment with Quipp. This objective is referred to below as “retention incentives.”

The principal components of 2006 compensation designed to meet the objectives were as follows:

Type of Compensation	Objectives Addressed
Salary	Competitive Compensation

Management Incentive Plan	Performance Incentives

Supplemental Executive Retirement Plan	Performance Incentives
Stockholder Incentives
Retention Incentives

Salary

Quipp determined to make modest increases in executive salaries in 2006, principally to take into account cost of living increases. Salary increases for executive officers, other than Messrs. Connors and Bello, ranged from 3.5 to 4 percent. Mr. Bello’s increase was 7.7 percent, reflecting his promotion to the position of Chief Financial Officer. Salary increases were effective on August 1, 2006, except with respect to Mr. Kady, whose salary increase became effective on November 1, 2006. Annual salaries of the named executive officers after the 2006 increases are as follows:

Name	Annual Salary
Michael S. Kady	$233,000
Eric Bello	112,000
John F. Connors III	200,000
Angel E. Arrabal	92,000
Christer A. Sjogren	129,500

Mr. Connors salary was not adjusted in 2006; his salary continued to reflect the amount specified in his employment agreement, which was negotiated in connection with Quipp’s acquisition of Newstec, Inc. in 2005. Mr. Connors was a principal shareholder and President of Newstec prior to the acquisition. In addition,

Mr. Arrabal’s salary is fixed at a lower level than the other named executive officers because his salary is supplemented by sales commissions.

In fixing Mr. Kady’s salary, the Corporate Governance and Compensation Committee referenced an American Electronics Association survey and the Radford Executive Compensation Survey with respect to South Florida manufacturers having revenues under $50 million and less than 200 employees. These surveys indicated that Mr. Kady’s salary was in the 25th to 50th percentile in respect of salary for principal executive officers.

Annual Incentive Compensation - Management Incentive Plan

For several years, Quipp has paid annual incentive compensation in cash through the Management Incentive Plan. Under the Management Incentive Plan for 2006, an incentive pool, based on the achievement of the budgeted amount of operating profit for 2006 was established. The pool totaled $130,000, of which Quipp was obligated to pay $30,000 under the terms of employment agreements with Mr. Connors and another former Newstec executive. These agreements were negotiated in connection with Quipp’s acquisition of Newstec in 2005. The remaining $100,000 would be payable to named executive officers and other participants, exclusive of Messrs. Connors and Arrabal, in such amounts as are determined by the Corporate Governance and Compensation Committee. Mr. Arrabal does not participate in the Management Incentive Plan because of his eligibility to receive sales commissions.

The size of the pool was based on Quipp’s belief that achievement of the budgeted amount of operating income would be a challenge for management. If Quipp achieved lower levels of operating income, the Corporate Governance and Nominating Committee retained the discretion to reduce the amount of the pool. Because of Quipp’s disappointing financial results in 2006, the Corporate Governance and Compensation Committee determined to make no payments under the Management Incentive Plan for 2006, other than the $30,000 Quipp was obligated to pay by contract. Quipp has no further contractual obligation to make payments under the Management Incentive Plan.

Long Term Incentives

Supplemental Executive Retirement Plan (“SERP”)

In 2005, the Corporate Governance and Compensation Committee determined to provide long-term incentives through the SERP. Quipp adopted the SERP because, in light of the uncertain environment in the newspaper industry during the last several years, the Corporate Governance and Compensation Committee recognized the need to encourage performance that enables Quipp to maintain and hopefully increase its market presence. The SERP is designed to encourage a long-term commitment to Quipp’s performance and to facilitate a more effective incentive for the enhancement of shareholder value. Quipp believes that the SERP is more likely to achieve these goals than stock options grants, which were used as long-term incentives principally in the late 1990s, because (i) stock units would be available under the SERP based on, among other things, performance over an extended period of time and (ii) Quipp anticipates that payments with respect to stock units allocated under the SERP generally would not be made until retirement or certain other events of termination of employment.

The SERP provides for three-year performance periods, and the Corporate Governance and Compensation Committee will determine the amount of allocations to participant accounts, in the form of stock units, following the end of each performance period. The first three-year performance period is January 1, 2005 – December 31, 2007. A new three-year performance period will begin each January 1, unless the Corporate Governance and Compensation Committee determines otherwise, so that there will be overlapping performance periods. For example, there are performance periods for 2005-2007, 2006-2008 and 2007-2009, with allocations, if any, to be made following the end of each performance period.

The total amount of allocations following the end of each performance period will be equal to five percent of Quipp’s net income during the three years in the relevant performance period, as reported in Quipp’s Annual Report on Form 10-K, up to a maximum dollar amount specified by the Corporate Governance and Compensation Committee. At any time during a performance period, the Corporate Governance and Compensation Committee may review the amount expected to be allocated following the end of the performance period under this formula to determine whether five percent continues to be an appropriate multiple, and the Corporate Governance and Compensation Committee may make such adjustments to the formula and the maximum dollar amount as it deems appropriate. The Corporate Governance and Compensation Committee also will have discretion to make adjustments to the calculation of net income for purposes of the SERP to take into account extraordinary events and other circumstances as the Corporate Governance and Compensation Committee determines.

The total number of shares (expressed as stock units) to be allocated at the end of each performance period will be calculated by dividing the total allocation by the closing price of Quipp common stock on the date of allocation. The Corporate Governance and Compensation Committee will determine the number of shares (expressed as stock units) to be allocated to the account of each participant. The Corporate Governance and Compensation Committee will make the allocation within 120 days after the end of the performance period. Each participant will become 100% vested in his or her account on the last day of the performance period.

Quipp generally will distribute a participant’s vested interest in his or her account in a lump sum payment after termination of employment. However, upon a change in control, as defined in the SERP, all ongoing performance periods will end, allocations will be made to participants for an abbreviated performance period as specified in the SERP, and all accounts will be distributed in a lump sum payment immediately after the change of control.

The first three-year performance period will be completed at the end of 2007.

Stock Option Reporting Under SEC Regulations

Although Quipp has not granted stock options to any named executive officer since 2004, the Summary Compensation Table reflects option award compensation for Mr. Kady. Under SEC regulations, Quipp must generally reflect in the “Option Awards” column of the Summary Compensation Table the dollar amount recognized for financial statement purposes. Therefore, the Summary Compensation Table includes an amount related to the portion of an option granted to Mr. Kady in 2004 that vested in 2006.

Restricted Share Grant to Mr. Kady

In April, 2006, Quipp granted 5,000 shares of restricted stock to Mr. Kady. The grant was made in connection with the Corporate Governance and Compensation Committee’s evaluation of Mr. Kady’s performance in 2005, which was addressed in Quipp’s proxy statement for its 2006 Annual Meeting of Shareholders.

CHANGE OF CONTROL AND SEVERANCE ARRANGEMENTS

Quipp has change-of-control and severance arrangements for its executive officers that provide special benefits upon certain types of termination events. These arrangements were designed to be a part of a competitive compensation package that would encourage the executives to remain employed by Quipp.

•

Change in Control Arrangements – Quipp has change of control agreements with each of its executive officers other than Messrs. Kady and Connors, and Mr. Kady’s employment agreement also includes change of control provisions. These are described below under “Potential Payments Upon Termination or Change of Control.” The agreement with each executive officer other than Mr. Connors provides for payments and other benefits to the executive if Quipp terminates the executive’s employment for any reason other than “cause” or in the event of a “constructive termination without cause” within 90 days prior to or one year following a change of control. Depending on when a change of control occurs, the change of control provisions in Mr. Kady’s employment agreement may differ from the change in control provisions for the other named executive officers with respect to the amount of the payments upon the relevant termination event following a change of control.

•

Provisions of Mr. Kady’s Employment Agreement Relating to Termination Outside of the Context of a Change of Control – In addition to the change in control provisions described above, Quipp will provide payments and other benefits to Mr. Kady if, outside of the context of a change in control, Quipp terminates his employment without cause or in the event of a “constructive termination without cause.”  See “Potential Payments Upon Termination or Change in Control” for additional information.

•

Provisions of Mr. Connors’ Employment Agreement Relating to Certain Events of Termination – Quipp has agreed to provide payments and other benefits to Mr. Connors in the event his employment is terminated without cause. See “Potential Payments Upon Termination or Change of Control” for additional information.

TAX CONSIDERATIONS

Certain provisions of the Internal Revenue Code provide generally that a publicly-held corporation may not deduct compensation for its chief executive officer or other specified executive officers to the extent that such compensation exceeds $1 million for the executive. It is not expected that these provisions will adversely affect Quipp based on its current compensatory structure.

ROLE OF EXECUTIVE OFFICERS IN DETERMINING EXECUTIVE COMPENSATION FOR NAMED EXECUTIVE OFFICERS

In connection with 2006 compensation for executive officers, Mr. Kady provided data and recommendations to the Corporate Governance and Organization Committee. Mr. Kady did not make recommendations as to his own compensation. While the Corporate Governance and Compensation Committee utilized this information, and valued Mr. Kady’s observations with regard to other executive officers, the ultimate decisions regarding executive compensation were made by the Corporate Governance and Compensation Committee.

Report of the Corporate Governance and Compensation Committee

The Corporate Governance and Compensation Committee reviewed and discussed with management the Compensation Discussion and Analysis required by Securities and Exchange Commission regulations. Based on its review and discussions, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

Lawrence J. Gibson, Chairman

William A. Dambrackas

Cristina H. Kepner

Summary Compensation Table

The following table sets forth certain information regarding compensation for Quipp’s Chief Executive Officer, Chief Financial Officer and other three most highly paid executive officers, who are referred to as “named executive officers.”

SUMMARY COMPENSATION TABLE - 2006

Name and Principal Position	Year	Salary		Bonus	Stock Awards(1)	Option Awards(2)	All Other Compensation
Michael S. Kady President and Chief Executive Officer	2006	$222,772		—	$33,411	$7,992	$22,457	(3)
Eric Bello Vice President -Finance and CFO	2006	$104,160		—	—	—	$ 5,441
John F. Connors III Vice President of Corporate Development	2006	$200,000		$15,000	—	—	—
Angel Arrabal Vice President -Sales and Marketing of Quipp Systems, Inc.	2006	$156,958	(4)	—	—	—	$ 7,155
Christer A. Sjogren Executive Vice President of Quipp Systems, Inc.	2006	$123,705		—	—	—	$ 6,321

———————

(1)

The amounts shown for stock awards are equal to the dollar amounts recognized for financial statement purposes in 2006 with respect to restricted stock awards, computed in accordance with Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), but, in accordance with SEC regulations, without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to Quipp’s consolidated financial statements included in the initial filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. For information regarding the number of shares subject to the 2006 restricted stock award, other features of the award and the grant date fair value of the award, see the Grants of Plan-Based Awards table.

(2)

Quipp did not grant any options to the named executive officers in 2006. The amounts shown for option awards are equal to the dollar amounts recognized for financial statement purposes in 2006 with respect to stock option grants, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to Quipp’s consolidated financial statements included in the initial filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

(3)

Includes an automobile allowance of $12,000.

(4)

Includes $71,068 in sales commissions. Mr. Arrabal does not participate in Quipp’s Management Incentive Compensation Plan.

Employment Agreements

Quipp entered into an employment agreement with Michael S. Kady, Quipp’s President and Chief Executive Officer, on October 25, 2005. Under the agreement, Mr. Kady serves as Quipp’s President and Chief Executive Officer and as President of its wholly-owned subsidiary, Quipp Systems, Inc. and in such additional executive positions as Quipp’s Board of Directors determines. The agreement is for an initial term of three years and automatically will be extended for one or more additional two-year terms, unless Quipp provides notice, at least one year prior to the then-applicable expiration date, that it is not extending the agreement.

In connection with Quipp’s acquisition of Newstec, Inc., Quipp entered into an employment agreement with John F. Connors, III on August 10, 2005. Under the agreement, Mr. Connors serves as Quipp’s Vice President - Corporate Development. The agreement is for an initial term of three years and may be extended by Quipp for one or more additional two-year terms upon notice given at least one year prior to the then-applicable expiration date.

Under the agreement, Quipp pays Mr. Connors an annual base salary at the minimum rate of $200,000, subject to such upward adjustment as the Board may determine after the second anniversary of the date of the agreement. In addition, Mr. Connors is eligible for a discretionary annual bonus under Quipp’s Management Incentive Compensation Plan, and is entitled to a minimum annual bonus of $15,000 with respect to each of the first two annual bonuses awarded to him. Mr. Connors also will be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs.

Grants of Plan-Based Awards - 2006

The following table presents information regarding plan-based awards granted to Mr. Kady during 2006. No other equity grants were made to any executive officer in 2006.

Name	Grant Date	All Other Stock Awards: Number of Shares(1)	Grant Date Fair Value of Stock and Options(2)
Michael S. Kady	April 25, 2006	5,000	$54,350

———————

(1)

The Stock Awards constitute restricted shares granted under Quipp’s Equity Compensation Plan and vest on April 25, 2009. During the vesting period, Mr. Kady is entitled to voting and dividend rights.

(2)

The grant date fair value is computed in accordance with FAS 123(R).

Outstanding Equity Awards At Fiscal Year End - 2006

The following table sets forth information with respect to outstanding option awards and unvested restricted stock held by Mr. Kady. No other named executive officer holds option awards or restricted stock.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)
Michael S. Kady	6,000	—	$14.60	2/4/07	—	—
	5,000	5,000(1)	$13.60	2/15/11	—	—
	—	—	—	—	10,000(2)	$71,600(3)

———————

(1)

The option vests as to the remaining unexercised shares in equal increments on February 16, 2007 and 2008.

(2)

Of the restricted shares listed, 5000 shares vest on February 22, 2008 and 5,000 shares vest on April 25, 2009.

(3)

The amount shown is based on the $7.16 closing price of Quipp common stock on December 29, 2006, the last trading day in 2006, as reported on Nasdaq.

Potential Payments Upon Termination or Change of Control

This section contains a description of payments that may be made to Quipp’s named executive officers upon several events of termination, including termination in connection with a change of control, assuming the termination event occurred on December 31, 2006. The information in this section does not include information relating to the following:

•

payments and benefits provided on a nondiscriminatory basis to salaried employees generally upon termination of employment, including under Quipp’s tax-qualified defined contribution plan, and

•

short-term incentive payments that would not be increased due to the termination event.

Change of Control and Severance Arrangements

Mr. Kady’s employment agreement provides that, in the event his employment is terminated by Quipp without “cause” (as defined in the agreement), or in the event of a “constructive termination without cause,” and Mr. Kady provides Quipp with a general release as specified in the agreement, he will be entitled to receive, in addition to any earned but unpaid compensation, an amount equal to the greater of his annual base salary or his base salary for the balance of the then existing term of the agreement, payable in accordance with Quipp’s normal payroll practices. However, if such termination or constructive termination without cause occurs during the period commencing 90 days prior to a “change of control” and ending 12 months following the change of control, Mr. Kady will receive a lump sum payment in an amount equal to the greater of two times his annual base salary or his base salary for the balance of the then existing term of the agreement.

In addition, for a period of 12 months following any termination without cause or constructive termination without cause, Quipp will reimburse Mr. Kady for the cost of COBRA health insurance continuation coverage under health plan. Mr. Kady will also be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs. In addition, the agreement also contains certain non-competition and non-solicitation provisions. The restrictions under these provisions will remain in effect until two years after the date of Mr. Kady’s termination of employment. Mr. Kady also agreed to certain confidentiality provisions.

Mr. Connors’ employment agreement provides that, in the event Mr. Connors’ employment is terminated by Quipp without cause (as defined in the agreement) and Mr. Connors provides Quipp with a general release as specified in the agreement, he will be entitled to receive, in addition to any earned but unpaid compensation, an amount equal to his base salary for the balance of the then existing term of the agreement, payable in accordance with Quipp’s normal payroll practices (the “Salary Continuation Payments”). Such amounts also will be payable to Mr. Connors if he terminates his employment as a result of a significant diminution in his duties and responsibilities from those initially contemplated in the agreement or a material breach of the agreement by the Company. The agreement also contains certain non-competition and non-solicitation provisions. The restrictions under these provisions will remain in effect until the last to occur of (i) August 10, 2010, (ii) two years after the date of Mr. Connors’ termination of employment, or (iii) two years after any Salary Continuation Payments end. In addition, Mr. Connors agreed to certain confidentiality provisions.

In December 2000, Quipp and its wholly-owned subsidiary, Quipp Systems, Inc. entered into change of control agreements with several officers of Quipp Systems, including Messrs. Sjogren, Switalski and Arrabal. Under each change of control agreement, if the executive officer is terminated for any reason other than “cause” (as defined in the agreement) or suffers a “constructive termination without cause” during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, the executive officer will receive an amount equal to two times his base salary. In addition, for a period of 12 months following each termination or constructive termination, Quipp will reimburse the executive officer for the cost of COBRA health insurance continuation coverage under Quipp’s health plan and will continue to provide any automobile or automobile allowance made available to the executive officer prior to the change of control. The executive will also be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs.

On October 28, 2005, Quipp and Quipp Systems entered into a change of control agreement with Eric Bello, Vice President of Finance and CFO. Under the change of control agreement, if Mr. Bello is terminated for any reason other than “cause” (as defined in the agreement) or suffers a “constructive termination without cause”

during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, and Mr. Bello provides Quipp with a general release as specified in the agreement, Mr. Bello will receive a lump sum payment equal to two times his base salary. In addition, for a period of 12 months following such termination or constructive termination, Quipp will reimburse Mr. Bello for the cost of COBRA health insurance continuation coverage under Quipp’s health plan. Mr. Bello also will be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs. In addition, Mr. Bello agreed to certain confidentiality and non-competition provisions.

Under Mr. Kady’s and Mr. Connors’ employment agreements, “cause” generally is defined as meaning (i) the executive’s indictment or conviction for a felony or a crime involving fraud, misrepresentation or moral turpitude; (ii) the executive’s fraud, dishonesty, theft or misappropriation in connection with his duties; or (iii) gross negligence or willful misconduct in the performance of his duties, unless cured within 30 days after his receipt of written notice thereof.

Under each change of control agreement “cause” generally is defined as a finding by Quipp that the executive has (i) performed his duties in a grossly negligent manner and does not remedy the breach within 30 days after receiving written notice specifying the details thereof, (ii) been engaged in disloyalty to the company or (iii) violated the agreement’s confidentiality and noncompetition provisions.

Under Mr. Kady’s employment agreement and the change of control agreements described above, a “change of control” is defined generally as meaning the acquisition by a person of securities having more than 20 percent of the voting power of Quipp’s outstanding securities; a sale or other disposition of substantially all of Quipp’s assets; any transaction as a result of which Quipp’s shareholders do not beneficially own at least 80 percent of the voting power of the surviving company in the election of directors; or a change in the composition of Quipp’s Board of Directors as a result of which “incumbent board members”  (as defined in the agreement) constitute less than a majority of the Board of Directors. However, the Board of Directors may determine that one or more of these events do not constitute a change of control, provided that a majority of the Board of Directors consists of incumbent board members. A “constructive termination without cause” means an executive’s resignation following a material reduction in his compensation, a significant diminution in his duties and responsibilities or assignment of duties and responsibilities that are materially and adversely inconsistent with the duties and responsibilities he held on the date of the agreement, or the required relocation of the executive out of the greater Miami, Florida area, in each case except as is due to cause or disability.

Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Upon a Change of Control

Under Quipp’s Equity Compensation Plan, upon a change of control all stock options and restricted stock granted prior to the change of control immediately vest, unless otherwise determined by the Corporate Governance and Compensation Committee.

Under the Equity Compensation Plan, a “change of control” is defined generally as meaning (i) the date Quipp’s shareholders approve a plan of dissolution or liquidation, or the sale of substantially all of Quipp’s assets, (ii) the date Quipp’s shareholders and, if required, the shareholders of the other constituent corporation have approved a merger or consolidation of Quipp with another corporation, unless Quipp’s shareholders would hold a majority of the common stock and, if the surviving corporation has more than one class of voting securities, a majority of the voting power of the surviving corporation’s securities in the same proportion as such shareholders owned Quipp stock prior to the transaction, (iii) the date any person becomes beneficial owner of, or has voting control over, Quipp securities having 20 percent of the combined voting power of Quipp’s outstanding securities in the election of directors or (iv) the date directors are elected such that a majority of the Board of Directors have been members of the Board for less than two years, unless the nomination or election of such director was approved by a vote of at least two-thirds of the directors then in office who were directors at the beginning of the two-year period.

Table of Benefits Upon Termination Events

The following table shows potential payments to the named executive officers upon specified events of termination of employment, including without limitation a change of control, assuming a December 31, 2006 termination date. In connection with the amounts shown in the table:

•

Restricted stock benefit amounts are equal to the product of the number of restricted shares as to which vesting will be accelerated upon the occurrence of the termination event multiplied by the $7.16 per share closing price of Quipp’s common stock on December 29, 2006.

•

COBRA benefits are equal to the costs Quipp currently would incur to maintain such benefits for the applicable period.

Name	Change of Control and Specified Termination Event	Specified Termination Event
Michael S. Kady	$549,579(1)	$439,146(2)
Eric Bello	$234,377(3)	—
John F. Connors III	—	$333,333(4)
Angel Arrabal	$196,630(5)	—
Christer Sjogren	$270,318(6)	—

———————

(1)

Includes a lump sum payment of $466,000, COBRA reimbursement of $11,979 and vesting of restricted stock with a market value of $71,600. The vesting of restricted stock will occur upon a change of control, regardless of whether a termination event also occurs.

(2)

Includes a payment of $427,167 payable in twenty two (22) equal monthly installments and COBRA reimbursement of $11,979.

(3)

Includes a lump sum payment of $224,000 and COBRA reimbursement of $10,377.

(4)

Payable in twenty (20) equal monthly installments .

(5)

Includes a lump sum payment of $184,000 and COBRA reimbursement of $12,630.

(6)

Includes a lump sum payment of $259,000 and COBRA reimbursement of $11,318.

Director Compensation

Quipp currently pays each non-employee director an annual cash retainer of $6,000 ($8,000 for the Chairman of the Board and $7,000 for each Committee chair), a fee of $1,200 for attendance at each meeting of the Board of Directors ($600 for each meeting attended by teleconference) and a fee of $400 for each meeting of a Board committee ($200 for each meeting attended by teleconference). Quipp also grants an option to purchase 5,000 shares of its common stock to each new director. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant generally. The options vest immediately (subject, in the case of Mr. Lori and Mr. Wright, to limitations on exercise if such exercise would result in the distribution of rights under Quipp’s shareholder rights plan) and expire on the tenth anniversary of the date of grant.

The following table summarizes the compensation paid to non-management directors during the fiscal year ended December 31, 2006:

Director Compensation Table

Name	Fees Earned or Paid in Cash	Option Awards ($)(1)	Total ($)
William A. Dambrackas	$17,200.00	—	$19,300.00
Larry J. Gibson	$16,400.00	—	$16,400.00
Cristina H. Kepner	$20,200.00	—	$20,200.00
John D. Lori	$ 3,600.00	$14,892	$18,492.00
Arthur J. Rawl	$18,000.00	—	$18,000.00
Robert C. Strandberg	$17,000.00	—	$17,000.00
David W. Wright	$ 1,200.00	$15,904	$17,104.00

———————

(1)

The amounts shown for option awards are equal to the dollar amounts recognized for financial statement purposes in 2006 with respect to stock option grants, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to Quipp’s consolidated financial statements included in the initial filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning ownership of Quipp common stock as of March 20, 2007 (unless otherwise noted) by (a) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the common stock, (b) each director of Quipp, (c) each executive officer of Quipp named in the Summary Compensation Table under “Executive Compensation,” and (d) all directors and executive officers of Quipp as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had sole voting and investment power with respect to the shares listed next to such person’s name.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares(1)
William A. Dambrackas (2)	5,000	*
Lawrence J. Gibson (2)	5,000	*
Michael S. Kady (3)	26,520	1.8%
Cristina H. Kepner (4)	26,174	1.8%
John D. Lori (5) (6)	146,200	10.0%
Arthur J. Rawl (3)	5,100	*
Robert C. Strandberg (3)	5,000	*
David W. Wright (7) (8)	145,900	10.0%
Angel Arrabal	10	*
Eric Bello	25	*
John Connors III (9)	12,207	*
Mohammed Jamil	35	*
Christer A. Sjogren	858	*
David Switalski	15	*
Aegis Financial Corp. (10)	119,450	8.2%
FMR Corp. (11)	141,500	9.7%
JDL Capital, LLC(6)	142,000	9.7%
Kenneth G. Langone (12)	79,607	5.5%
Pyramid Trading Limited Partnership (13)	162,838	11.2%
All directors and executive officers as a group (14)	378,044	25.1%

———————

*

Less than 1%

(1)

Applicable percentage of ownership is based on 1,458,189 shares of common stock outstanding on October 17, 2006. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently, or within 60 days of October 17, 2006, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 5,000 shares underlying options.

(3)

Includes 13,500 shares underlying options and 10,000 shares of restricted stock.

(4)

Includes 10,000 shares underlying options.

(5)

Includes 4,200 shares underlying options. The percentage of beneficial ownership is actually less than 10 percent, but has been rounded.

(6)

Consists of 142,000 shares held jointly by JDL Partners, LP (“JDL”), JDL Capital, LLC (“JDL Capital”) and John D. Lori (collectively, the “JDL Reporting Persons”). JDL is a Delaware private investment partnership whose general partner is JDL Capital. JDL Capital is a Delaware investment management firm that serves as the general partner of JDL. Mr. Lori is the managing member of JDL Capital. JDL Capital and Mr. Lori disclaim beneficial ownership of the shares held by JDL, except to the extent of any pecuniary interest therein.

The address of the JDL Reporting Persons is 106 Seventh Street, Suite 202, Garden City, New York 11530. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 26, 2005 and Amendment No. 4 to the Schedule 13D, filed with the Securities and Exchange Commission on December 14, 2005 by JDL, JDL Capital and Mr. Lori.

(7)

Includes 900 shares underlying options. The percentage of beneficial ownership is actually less than 10 percent, but has been rounded.

(8)

Consists of 100,000 shares beneficially owned directly by Henry Partners, L.P. (“Henry Partners”) and 45,000 shares beneficially owned directly by Matthew Partners L.P. (“Matthew Partners”) and in each case indirectly owned by Henry Investment Trust, L.P. (“HIT”), which is the general partner of Henry Partners and Matthew Partners, and by David W. Wright, President and Managing Member of Canine Partners, LLC, the general partner of HIT.

(9)

Does not include 9,779 shares to be issued to Mr. Connors under the terms of the agreement by which Quipp acquired Newstec. See “Newstec Acquisition” in Item 13.

(10)

Includes 78,300 shares owned by the Aegis Value Fund, Inc. and 46,600 shares held by private investment advisory clients of Aegis Financial Corp. (“Aegis” ) (the “Accounts” ), including William S. Berno (800 shares), Paul Gambal (1,200 shares) and Scott L. Barbee (2,000 shares), for which Aegis provides investment advisory services. As investment advisor to the Aegis Value Fund and the Accounts, Aegis has the sole power to dispose of the 124,900 shares held by the Aegis Value Fund and the Accounts. Aegis has sole power to vote or direct the vote of the 46,600 shares held by the Accounts. Messrs. Berno, Gambal and Barbee, Managing Directors of Aegis, also may be deemed to beneficially own the 78,300 shares held by the Aegis Value Fund because they have voting power over those shares as a result of their positions as directors and/or officers of the Aegis Value Fund. The address of Aegis is 1100 North Glebe Road, Suite 1040, Arlington, Virginia 22201-4798. The information in this note is derived from Amendment No. 3 to a Schedule 13D filed with the Securities and Exchange Commission on January 4, 2002 by Aegis, a Form 13F filed with the Securities and Exchange Commission on February 14, 2005 by Aegis and information provided to Quipp by Aegis. Aegis was formerly known as Berno, Gambal & Barbee, Inc.

(11)

Consists of 141,500 shares owned by Fidelity Low Priced Stock Fund, a registered investment company (the “Fund”). FMR Corp. is a parent holding company of Fidelity Management & Research Company (“Fidelity”), which acts as an investment adviser to the Fund. Through their control of Fidelity, each of Edward C. Johnson 3d, Chairman of FMR Corp., and FMR Corp. has sole power to dispose of the 141,500 shares owned by the Fund. Neither FMR Corp. nor Mr. Johnson has the sole power to vote or direct the voting of the 141,500 shares owned by the Fund, which power resides with the Fidelity funds’ boards of trustees. Fidelity carries out the voting of the shares under written guidelines established by the Fidelity funds’ boards of trustees. Members of Mr. Johnson’s family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Mr. Johnson owns 12.0% and Abigail Johnson owns 24.5% of the aggregate outstanding voting stock of FMR Corp. Ms. Johnson is a Director of FMR Corp. The Johnson family group and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. The address of FMR Corp., Fidelity and the Fund is 82 Devonshire Street, Boston, Massachusetts 02109. The information in this note is derived from the Schedule 13G filed with the Securities and Exchange Commission on February 14, 2003 by FMR Corp., Fidelity, the Fund, Mr. Johnson and Ms. Johnson.

(12)

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

(13)

Pyramid Trading Limited Partnership has shared beneficial ownership with regard to all 162,838 shares with Oakmont Investments, LLC and Mr. Daniel Asher. Oakmont Investments, LLC is the general partner of Pyramid Trading Limited Partnership, and Mr. Asher is Manager of Oakmont Investments, LLC. The address of Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher is 440 S. LaSalle Street, Suite 700, Chicago, IL 60605. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 3, 2000 and Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on May 8, 2001 by Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher.

(14)

Includes 48,350 shares underlying options.

The following table provides information, as of December 31, 2006, regarding securities issuable under Quipp’s Equity Compensation Plan, which is its only equity compensation plan currently in effect and was approved by its shareholders.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	56,000	$13.16	129,389
Equity compensation plans not approved by security holders	—	—	—
Total	56,000	$13.16	129,389

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Newstec Acquisition

As previously disclosed, on August 10, 2005, Quipp entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of Newstec, including Mr. John F. (“Skip”) Connors, III, under which Quipp acquired all of the outstanding stock of Newstec. Prior to Quipp’s execution of the Purchase Agreement, Newstec was privately held by Mr. Connors and his brother, Terrence B. Connors, and Quipp’s negotiation of the agreement with the Messrs. Connors was on an arm’s-length basis. Under the Purchase Agreement, Quipp paid $4,025,000 in cash (subject to a potential post-closing adjustment), and 24,414 shares of common stock. An additional $150,000 in Quipp stock will be issued to the Messrs. Connors if, prior to December 31, 2006, Newstec recognizes revenue of at least $1,800,000 from a specified contract. This condition was met, and Quipp will issue an additional 19,557 shares to Messrs. Connors.

Director Independence

The Board of Directors has determined that each of Cristina H. Kepner, William A. Dambrackas, Lawrence J. Gibson, John D. Lori, Arthur J. Rawl, Robert C. Strandberg and David W. Wright is an independent director within the meaning of the rules of the Nasdaq Stock Market LLC. In addition, the Board has determined that each of the members of the two Board committees is also independent within the meaning of the rules of the Nasdaq Stock Market LLC, including additional rules relating to audit committee members.

ITEM 14 – INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees for all services provided by KPMG LLP for 2005 and 2006 were as follows:

Audit Fees

The aggregate fees billed for professional services rendered by KPMG LLP for the audit of Quipp’s annual consolidated financial statements and the reviews of Quipp’s consolidated financial statements included in Quipp’s quarterly reports on Form 10-Q were $245,000 in 2005 and $215,000 in 2006. Quipp and KPMG are currently discussing additional audit fees relating to the 2006 audit. Any additional fee will be disclosed by amendment to the Form 10-K.

Audit Related Fees

There were no assurance and related services rendered by KPMG LLP to Quipp billed in 2005 and 2006 that were reasonably related to the performance of the audit or review of Quipp’s consolidated financial statements and were not reported under “Audit Fees” above.

Tax Fees

There were no professional services rendered by KPMG LLP billed in 2005 and 2006 for tax compliance, tax advice and tax planning.

All Other Fees

There were no products and services provided by KPMG LLP billed in 2005 and 2006, other than the services referred to above.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1

Financial Statements - See “Index to Financial Statements” in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) previously filed by the Registrant.

2

Schedule II – Valuation and Qualifying Accounts was included in the Form 10-K. All other schedules are omitted because they are inapplicable.

3

Exhibits (Note:  The file number of all referenced reports and registration statements is 0-14870.)

Exhibit No.
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed March 5, 2007).
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

*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).
*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 31, 2005).
*10.3	Quipp Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
*10.4

Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski, Angel Arrabal and Mohammed Jamil. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

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

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors, III (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

Exhibit No.
†*10.8	Summary of Directors’ Compensation.
10.9

Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10

Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006.

10.11

Agreement, dated as of November 14, 2006, by and among the Company and Henry Investment Trust, L.P., Henry Partners, L.P., Matthew Partners, L.P. and David W. Wright (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 16, 2006).

†22	Subsidiaries of the Registrant.
†23	Consent of KPMG LLP.
†† 31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
†† 31.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
† 32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.
† 32.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

———————

*

Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

†

Previously filed

††

Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date:  April 30, 2007

Quipp, Inc.

By:	/ s / MICHAEL S. KADY
Michael S. Kady
President and Chief Executive Officer

QUIPP, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed March 5, 2007).
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

*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).
*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 31, 2005).
*10.3	Quipp Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).
*10.4

Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski, Angel Arrabal and Mohammed Jamil. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

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

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors, III (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

Exhibit No.
†*10.8	Summary of Directors’ Compensation.
10.9

Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10

Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006.

10.11

Agreement, dated as of November 14, 2006, by and among the Company and Henry Investment Trust, L.P., Henry Partners, L.P., Matthew Partners, L.P. and David W. Wright (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed November 16, 2006).

†22	Subsidiaries of the Registrant.
†23	Consent of KPMG LLP.
†† 31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
†† 31.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
† 32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.
† 32.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

———————

*

Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

†

Previously filed

††

Filed herewith