Form 10-Q
period 2007-03-31
QUIPP INC
filed 2007-05-15
CIK 796577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to _________

Commission File Number 0-14870

______________

QUIPP, INC.

(Exact name of small business issuer as specified in its charter)

______________

Florida	59-2306191
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4800 N.W. 157th Street, Miami, Florida 33014

(Address of principal executive offices)

(305) 623-8700

(Issuer’s telephone number)

N/A

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

Yes ☒ No ☐

Indicate by check whether the registrant is a large accelerated filer, an accelerated filer or a non—accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One):

Large Accelerated Filer No ☐       Accelerated Filer No ☐       Non-Accelerated Filer Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐No ☒

The number of shares of the registrant’s common stock, $.01 par value, outstanding at May 8, 2007 was 1,458,189.

QUIPP, INC.

INDEX

PART 1- FINANCIAL INFORMATION

Item 1.    Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets

3

Unaudited Condensed Consolidated Statements Of Operations

4

Unaudited Condensed Consolidated Statements Of Shareholders’ Equity

5

Unaudited Condensed Consolidated Statements Of Cash Flows

6

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3    Quantitative and Qualitative Disclosure about Market Risk

12

Item 4    Controls and Procedures

12

PART II - OTHER INFORMATION

Item 1A

Risk Factors

13

Item 6

Exhibits

13

QUIPP, INC. AND SUBSIDIARY

PART 1 - FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,659,587	$864,879
Restricted securities	1,000,000	1,000,000
Securities available for sale	585,545	2,060,000
Accounts receivable, net of allowances of $91,213 and $112,625	2,969,278	2,930,873
Inventories	4,417,394	3,498,655
Prepaid expenses and other current assets	731,701	648,235
Total current assets	$12,363,505	$11,002,642
Property, plant and equipment, net of accumulated depreciation and amortization of $2,952,500 and $2,830,166	2,057,046	2,161,131
Intangible assets, net of accumulated amortization of $1,366,567 and $1,235,959	2,733,531	2,864,140
Other assets	32,047	33,727
Total assets	$17,186,129	$16,061,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$109,654	$109,654
Accounts payable	1,322,735	927,642
Accrued salaries and wages	439,986	557,046
Deferred revenues	5,661,545	4,068,758
Other accrued liabilities	1,084,361	1,116,946
Total current liabilities	8,618,281	6,780,046
Long-term debt	152,634	155,012
Total liabilities	8,770,915	6,935,058
Shareholders’ equity:
Common stock - par value $.01 per share, 8,000,000 shares authorized, 1,458,189 outstanding in 2007 and 2006	14,582	14,582
Additional paid in capital	333,570	321,708
Common stock subscribed (19,557 shares)	150,000	150,000
Retained earnings	7,917,062	8,640,292
	8,415,214	9,126,582
Total liabilities and shareholders’ equity	$17,186,129	$16,061,640

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net sales	$4,321,637	$5,260,458
Cost of sales	(3,470,262)	(3,920,896)

Gross profit	851,375	1,339,562

Operating expenses:
Selling, general and administrative expenses	(1,468,642)	(1,671,900)
Research and development	(93,018)	(142,879)

Operating loss	(710,285)	(475,217)

Other income (expense):
Miscellaneous income	10,000	20,000
Interest income	51,659	45,699
Interest expense	(1,693)	(8,418)

	59,965	57,281

Loss before income taxes	(650,320)	(417,936)

Income tax benefit	—	169,264

Net loss	$(650,320)	$(248,672)

Per share amounts:

Basic and diluted loss income per common share	$(0.44)	$(0.17)

Weighted average basic and diluted average number of common and common equivalent shares outstanding	1,458,189	1,448,189

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital	Retained Earnings	Common Stock Subscribed	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances on December 31, 2006	1,458,189	$14,582	$321,708	$8,640,292	$150,000	$9,126,582

Stock-based compensation			11,862			11,862
Dividend declared on common stock ($.05 per share)				(72,910)		(72,910)
Net loss				(650,320)		(650,320)

Balances on March 31, 2007	1,458,189	$14,582	$333,570	$7,917,062	$150,000	$8,415,214

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31, 2007	March 31, 2006

Cash provided by (used in) operations:
Net loss	$(650,320)	$(248,672)

Reconciliation of net loss to net cash provided by (used in) operations:

Depreciation and amortization	122,334	57,813
Intangible amortization	130,609	130,609
Deferred income taxes	—	(169,264)
Stock-based compensation	11,862	7,308

Changes in operational assets and liabilities:
Accounts receivable	(38,405)	163,477
Inventories	(918,739)	(2,053,167)
Prepaid and other assets	(81,786)	(229,363)
Accounts payable and other accrued liabilities	245,448	22,137
Deferred revenues	1,592,787	1,534,590
Net cash provided by (used in) operations	413,790	(784,532)

Cash flow from investing activities:
Securities purchased	—	(751,873)
Securities sold	1,474,455	—
Capital expenditures	(18,249)	(43,804)
Net cash provided by (used in) investing activities	1,456,206	(795,677)

Cash flow from financing activities:
Dividends paid to shareholders	(72,910)	(71,190)
Repayment of debt	(2,378)	(2,261)
Net cash used in financing activities	(75,288)	(73,451)

Increase (decrease) in cash and cash equivalents	1,794,708	(1,653,660)

Cash and cash equivalents at beginning of year	864,879	2,829,246

Cash and cash equivalents at end of quarter	$2,659,587	$1,175,586

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2006 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at March 31, 2007 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2007 and December 31, 2006 is as follows:

	March 31, 2007	December 31, 2006
Raw materials	$2,511,706	$2,476,687
Work in process	1,137,629	270,220
Finished goods	45,405	56,360
Subtotal	3,694,740	2,803,267
Shipped, not recognized	722,654	695,388
	$4,417,394	$3,498,655

NOTE 3 – REVENUE RECOGNITION

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21 “Revenue Arrangements with Multiple Deliverables.” Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses, if any, on such contracts are recognized immediately.

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ended March 31, 2007 and 2006, the Company had no common stock equivalents because the exercise price of outstanding options exceeded the market price of the underlying shares.

NOTE 5 – STOCK-BASED COMPENSATION

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At March 31, 2007, there were 135,389 shares available for grant under the Equity Compensation Plan.

The Company recognized stock-based compensation totaling $11,862 and $7,308 for the three months ended March 31, 2007 and 2006, respectively. Components of stock-based compensation expense follow:

	Three Months Ended March 31,
	2007	2006
Stock Options	$1,971	$1,971
Restricted Stock Awards	9,891	5,337
Total stock based compensation costs included in selling, general and administrative expenses	$11,862	$7,308

During the three month period ended March 31, 2007, no stock options were granted or exercised. The following stock option activity occurred during the three months ending March 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	56,000	$13.16	—	—
Forfeited or expired	(6,000)	14.60	—	—
Options outstanding at March 31, 2007	50,000	$12.98	5.75	$250

Stock options exercisable at March 31, 2007	47,500	$12.95	5.85	$250

As of March 31, 2007, approximately $7,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of approximately 1 year.

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes restricted stock award activity for the three months ended March 31, 2007:

	Restricted Shares	Weighted Average Grant Date Fair Price
Non-vested stock awards as of December 31, 2006	10,000	$11.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of March 31, 2007	10,000	$11.84

As of March 31, 2007, approximately $57,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of 1.5 years.

NOTE 6 – INCOME TAXES

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Recent trends in the newspaper publishing industry including reduced advertising revenue growth and consolidation of newspaper publishers make it difficult for Management to forecast future income with a high degree of certainty. As a result, Management has concluded that it is necessary to provide a full valuation allowance against the Company’s deferred tax assets. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable the Company to determine that additional deferred tax benefits will be realized.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Previously, the Company provided for tax contingencies in accordance with Statement of Accounting Standards No. 5, “Accounting for Contingencies.”

The liability for uncertain tax positions as of December 31, 2006, was approximately $83,000. The Company had no change to its liability for uncertain tax positions as a result of adopting FIN 48 on January 1, 2007. During the quarter ended March 31, 2007, the Company had no significant changes in its liability for uncertain tax positions.

The Company also accrues both penalties and interest related to the liability for uncertain tax positions. These amounts are charged to income tax expense. As of December 31, 2006, the Company had accrued approximately $75,000 for the payment of interest and penalties. During the quarter ended March 31, 2007, the Company did not recognize any material changes to interest and penalties charges related to unrecognized tax benefits.

The liability for uncertain tax positions and related penalties and interest is included in other accrued liabilities.

The Company is subject to income taxes in the U.S. federal and various state jurisdictions, and is subject to ongoing examinations by certain tax authorities in these jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. Company management believes it is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2002. Also, in state and local jurisdictions in which the Company files income tax returns, Company management believes it is no longer subject to tax examinations by tax authorities for the years before 2002.

NOTE 7 - RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 159 (“ SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities -

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financials statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial statements.

In July 2006, the FASB released FIN 48. FIN 48 clarifies the accounting and reporting requirements for uncertainties in income tax law as it relates to SFAS No. 109. FIN 48 requires the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted FIN 48 January 1, 2007 (see Note 6).

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Gross profit	19.7%	25.5%
Selling, general and administrative expenses	34.0%	31.8%
Research and development	2.2%	2.7%
Other income, net	1.3%	1.1%
Net loss	(15.0%)	(4.7%)

Net sales for the three months ended March 31, 2007 were $4,321,637, a decrease of $938,821 (17.8%) compared to net sales of $5,260,458 for the corresponding period in 2006. Published reports indicate that U.S. newspaper publishers and media groups recently have been experiencing lower profits in their newspaper divisions due to declining circulation, flat or reduced print advertising revenue and higher costs. We believe these developments have resulted in lower capital spending on post-press newspaper manufacturing equipment, which has adversely affected our incoming orders and net sales.

Gross profit for the three months ended March 31, 2007 was $851,375, a decrease of $488,187 (36.4%) as compared to $1,339,562 for the corresponding period in 2006. Gross profit as a percentage of sales for the first three months of 2007 decreased to 19.7% compared to 25.5% for the same period in 2006. Recently, we have experienced increased raw material, transportation, insurance and electricity costs. Also, we have experienced pricing pressure from our customers as we compete for available orders that we believe are at reduced levels due to lower capital spending on post-press equipment. Additionally, our margin as a percentage of sales has decreased because of the allocation of fixed manufacturing overhead costs over a lower level of production and shipment volumes.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $1,468,642, a decrease of $203,258 (12.1%) as compared to $1,671,900 for the corresponding period in 2006. In the first quarter of 2006, we closed the Newstec factory in Massachusetts and moved the operations to our facility in Florida. Most of the reduction in selling, general and administrative expenses is due to cost savings resulting from this consolidation of operations.

Research and development expenses for the three months ended March 31, 2007 were $93,018, a decrease of $49,861 (34.9%) as compared to $142,879 for the same period in 2006. During the three months ended March 31, 2007, we continued expending most of our development resources on enhancements to our Quipp-Newstec inserter product line. The enhancements to the Quipp-Newstec inserter software are complete and the software is now available for sale with new inserter orders or as an upgrade for customers that already own an inserter. Development of other enhancements to the Quipp-Newstec inserter product line is ongoing.

Other income and Expense (Net) for the three months ended March 31, 2007 reflected income of $59,965 as compared to $57,281 for the corresponding period in 2006. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $10,000 during the first quarter of 2007 compared to $20,000 for the same period in 2006. Interest expense was lower for the three months ended March 31, 2007 primarily due to lower balance of debt and amortization of loan costs.

General

Our backlog as of March 31, 2007 was $9,714,000 compared to $8,909,000 at December 31, 2006 and $12,800,000 at March 31, 2006. We expect to ship all items in our backlog during the next twelve months. Orders for the three months ended March 31, 2007 were $4,998,212 compared to orders of $4,468,000 during the three months ended March 31, 2006.

Liquidity

On March 31, 2007, cash and cash equivalents, restricted securities and securities available for sale totaled $4,245,132 as compared to $3,924,879 at December 31, 2006, an increase of $320,253.  Working capital on March 31, 2007 was $3,745,224, a decrease of $477,372 from $4,222,596 at December 31, 2006.

Our $3,000,000 line of credit agreement expired on April 30, 2007. As of the date of this report, we are engaged in negotiations to renew the line of credit. We cannot assure that the line of credit will be renewed.

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

Item 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

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

PART II - OTHER INFORMATION

Item 1A

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in

Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6

Exhibits

The following exhibits are filed with this report:

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
3.2	By Laws, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 5, 2007.
31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2007

QUIPP, INC.

By:	/s/ MICHAEL S. KADY
Michael S. Kady
President and Chief Executive Officer

By:	/s/ ERIC BELLO
Eric Bello, Chief Financial Officer
(Principal financial and accounting officer)

14