Form 10-K/A
period 2006-12-31
QUIPP INC
filed 2007-06-05
CIK 796577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Amendment No. 2)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Quipp, Inc.

(Exact name of registrant as specified in its charter)

———————

Florida	0-14870	59-2306191
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation or Organization)	File Number)	Identification No.)

4800 NW 157th Street, Miami, Florida 33014

(Address of Principal Executive Office) (Zip Code)

(305) 623-8700

(Registrant’s telephone number, including area code)

N/A

(Former name or former address, if changed since last report)

———————

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The NASDAQ Stock Market LLC
Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
	☐	Yes	☒	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
	☐	Yes	☒	No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☒	Yes	☐	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.			☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer		☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				☐	Yes	☒	No

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2006 was approximately $10,975,378*. The number of shares of the Registrant’s common stock, $.01 par value, outstanding at May 19, 2007 was 1,477,746.

———————

*Calculated by excluding all shares held by executive officers and directors of Registrant and holders of more than 10 percent of the registrant’s outstanding common stock without conceding that all such persons are “affiliates” of the Registrant for purposes of the federal securities laws.

EXPLANATORY NOTE:  This Form 10-K/A is being filed solely to update information regarding audit fees paid to KPMG LLP, our independent registered public accounting firm, for 2006. As noted in our previous Form 10-K/A. we were engaged in discussions with KPMG LLP regarding additional audit fees for the 2006 audit. The additional fees increased total audit fees for 2006 from $215,000 to $245,000, as reflected in Item 14 below.

PART III

ITEM 14 – INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES

Fees for all services provided by KPMG LLP for 2005 and 2006 were as follows:

Audit Fees

The aggregate fees billed for professional services rendered by KPMG LLP for the audit of Quipp’s annual consolidated financial statements and the reviews of Quipp’s consolidated financial statements included in Quipp’s quarterly reports on Form 10-Q were $245,000 in 2005 and $245,000 in 2006.

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

Exhibit No.

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

Quipp, Inc.

Date: June 5, 2007	By:	/s/ MICHAEL S. KADY
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