Form 10-Q
period 2007-06-30
QUIPP INC
filed 2007-08-10
CIK 796577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarter ended June 30, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from _____________ to _____________

———————

QUIPP, INC.

(Exact name of registrant as specified in its charter)

———————

Florida	0-14870	59-2306191
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4800 N.W. 157th Street, Miami, Florida 33014

(Address of Principal Executive Office) (Zip Code)

(305) 623-8700

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	Accelerated filer	Non-accelerated filer		✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes	✓	No

The number of shares of the registrant's common stock, $.01 par value, outstanding at August 5, 2007 was 1,477,746.

QUIPP, INC.

INDEX

Page
PART I - FINANCIAL INFORMATION

Item 1.     Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

3

Unaudited Condensed Consolidated Statements of Operations

Three and six months ended June 30, 2007 and 2006

4

Consolidated Statements of Shareholders' Equity

Six months ended June 30, 2007 and 2006

5

Unaudited Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2007

6

Notes to Unaudited Condensed Consolidated Financial Statements

7

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

13

Item 4.     Controls and Procedures

13

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

14

Item 6.     Exhibits

14

SIGNATURE

15

PART 1 - FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

QUIPP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,231,094	$864,879
Restricted securities	1,000,000	1,000,000
Securities available for sale	1,300,000	2,060,000
Accounts receivable, net of allowances of $87,700 and $112,625 in 2007 and 2006	2,273,148	2,930,873
Inventories	5,566,529	3,498,655
Prepaid expenses and other receivables	472,449	648,235
Total current assets	$12,843,220	$11,002,642

Property, plant and equipment, net of accumulated depreciation of $3,066,127 and $2,830,166 in 2007 and 2006	1,961,935	2,161,131
Intangible assets, net of accumulated amortization of $1,551,539 and $1,235,959 in 2007 and 2006	2,548,558	2,864,140
Other assets	30,367	33,727
Total assets	$17,384,080	$16,061,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$109,093	$109,654
Accounts payable	1,136,909	927,642
Accrued salaries and wages	542,569	557,046
Deferred revenues	6,660,813	4,068,758
Other accrued liabilities	1,077,034	1,116,946
Total current liabilities	$9,526,418	$6,780,046

Long-term debt	150,000	155,012
Total liabilities	$9,676,418	$6,935,058

Shareholders' equity:
Common stock - par value $.01 per share, authorized 8,000,000 shares, issued and outstanding 1,477,746 in 2007 and 1,458,189 in 2006)	14,778	14,582
Additional paid-in capital	495,236	321,708
Common stock subscribed (19,557 shares in 2006)	—	150,000
Retained earnings	7,197,648	8,640,292
	7,707,662	9,126,582
Total liabilities and shareholders' equity	$17,384,080	$16,061,640

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net sales	$4,612,796	$8,625,455	$8,934,433	$13,885,913
Cost of sales	(3,542,280)	(5,956,763)	(7,012,542)	(9,877,659)

Gross profit	1,070,516	2,668,692	1,921,891	4,008,254

Operating expenses:
Selling, general and administrative expenses	(1,701,297)	(2,042,873)	(3,169,939)	(3,714,773)
Research and development	(61,482)	(104,070)	(154,500)	(246,949)

Operating (loss) profit	(692,263)	521,749	(1,402,548)	46,532

Other income (expense):
Miscellaneous income	—	—	10,000	20,000
Interest income	51,119	41,288	102,778	86,987
Interest expense	(5,361)	(8,316)	(7,055)	(16,734)
	45,758	32,972	105,723	90,253

(Loss) income before income taxes	(646,505)	554,721	(1,296,825)	136,785

Income tax expense	—	(232,331)	—	(63,067)

Net (loss) income	$(646,505)	$322,390	$(1,296,825)	$73,718

Per share amounts:

Basic and diluted (loss) income per common share	$(0.44)	$0.22	$(0.88)	$0.05

Basic and diluted average number of common and common equivalent shares outstanding
	1,477,746	1,455,771	1,477,746	1,452,001

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Common Stock Subscribed	Total Shareholder Equity
	Shares	Amount

Balance on December 31, 2006	1,458,189	$14,582	$321,708	$8,640,292	$150,000	$9,126,582

Stock-based compensation			23,724			23,724
Dividend declared on common stock ($.10 per share)				(145,819)		(145,819)
Issuance of common stock	19,557	196	149,804		(150,000)	—
Net loss				(1,296,825)		(1,296,825)

Balance on June 30, 2007	1,477,746	$14,778	$495,236	$7,197,648	—	$7,707,662

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended
	June 30, 2007	June 30, 2006

Cash (used in) provided by operations:
Net (loss) income	$(1,296,825)	$73,718

Reconciliation of net income to net cash provided by (used in) operations:

Depreciation and amortization	235,962	127,000
Intangible amortization	315,582	261,218
Stock-based compensation	23,724	19,263

Changes in operational assets and liabilities:
Accounts receivable	657,725	259,848
Inventories	(2,067,874)	(1,308,046)
Prepaid and other assets	179,146	247,121
Accounts payable and accrued liabilities	154,878	48,417
Deferred revenues	2,592,055	(1,088,036)
Net cash provided by (used in) operations	794,373	(1,359,497)

Cash flow from investing activities:
Securities purchased	(1,300,000)	(2,771,344)
Securities sold or matured	2,060,000	2,507,534
Capital expenditures	(36,766)	(355,983)
Net cash provided by (used in) investing activities	723,234	(619,793)

Cash flow from financing activities:
Repayment of debt	(5,573)	(3,588)
Dividends paid to shareholders	(145,819)	(146,069)
Net cash used in financing activities	(151,392)	(149,657)

Increase (decrease) in cash and cash equivalents	1,366,215	(2,128,947)

Cash and cash equivalents at beginning of year	864,879	2,829,246

Cash and cash equivalents at end of quarter	$2,231,094	$700,299

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2006 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of June 30, 2007 and the results of its operations and cash flows for the three and six months ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured.  Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at June 30, 2007 and December 31, 2006 is as follows:

	June 30, 2007	December 31, 2006
Raw materials	$2,644,029	$2,476,687
Work in process	1,913,654	270,220
Finished goods	182,811	56,360
Subtotal	4,740,494	2,803,267
Shipped, not recognized	826,035	695,388
	$5,566,529	$3,498,655

NOTE 3 – REVENUE RECOGNITION

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements such as the sale of standard equipment and basic installation services is recognized in accordance with EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under SOP 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses, if any, on such contracts are recognized immediately.

NOTE 4 – (LOSS) INCOME PER SHARE

Basic (loss) income per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted (loss) income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and six months ended June 30, 2007, the Company had 225 and 113 common stock equivalents not included in earnings per share because the affect is antidilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock that can be granted under the Equity Compensation Plan is 600,000. At June 30, 2007, there were 135,389 shares available for grant under the Equity Compensation Plan.

As of January 1, 2006, the Company adopted Statement of Accounting Standards (“SFAS”) No. 123R, “Share Based Payments” using the modified prospective transition method. Under the SFAS 123R modified prospective transition method, the Company is required to expense the grant date fair value of stock options and other stock compensation over the requisite service period for stock awards granted after January 1, 2007, awards that are modified, repurchased or canceled after January 1, 2007 and the portion of awards issued from December 15, 1994 to December 31, 2007 that have not yet vested. Financial statements for prior periods are not restated. The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. The Company previously recorded compensation expense for stock awards under SFAS 123. Since the Company estimated forfeitures on stock option grants issued in previous periods, the Company did not recognize a cumulative effect of a change in accounting principle upon the adoption of SFAS 123R.

The Company recognized stock-based compensation totaling $23,724 and $19,263 for the six months ended June 30, 2007 and 2006, respectively.  Components of stock-based compensation expense follow:

	Six months ended June 30
	2007	2006
Stock Options	3,942	$3,963
Restricted Stock Awards	19,782	15,300
Total stock based compensation costs included in selling, general and administrative expenses	23,724	19,263

During the six month period ended June 30, 2007, no stock options were granted or exercised. The following stock option activity occurred during the six months ending June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	56,000	$13.16	5.50	—
Forfeited or expired	(6,000)	14.60	—	—
Options outstanding at June 30, 2007	50,000	$12.98	5.50	—

Stock options exercisable at June 30, 2007	47,500	$12.95	5.60	—

As of June 30, 2007, approximately $5,035 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of approximately 1 year.

The following table summarizes restricted stock award activity for the six months ended June 30, 2007:

	Restricted Shares	Weighted Average Grant Date Fair Price
Non-vested stock awards as of December 31, 2006	10,000	$11.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of June 30, 2007	10,000	$11.84

As of June 30, 2007, approximately $46,868 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of approximately 1 year.

NOTE 6 – INCOME TAXES

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Recent trends in the newspaper publishing industry, including reduced advertising revenue growth and consolidation of newspaper publishers make it difficult for management to forecast future income with a high degree of certainty. As a result, management has concluded that it is necessary to provide a full valuation allowance against the Company’s deferred tax assets. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable the Company to determine that additional deferred tax benefits will be realized.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Previously, the Company provided for tax contingencies in accordance with Statement of Accounting Standards No. 5, “Accounting for Contingencies.”

The liability for uncertain tax positions as of December 31, 2006 was approximately $83,000. The Company had no change to its liability for uncertain tax positions as a result of adopting FIN 48 on January 1, 2007. During the six months ended June 30, 2007, the Company had no significant changes in its liability for uncertain tax positions.

The Company also accrues both penalties and interest related to the liability for uncertain tax positions. These amounts are charged to income tax expense. As of December 31, 2006, the Company had accrued approximately $75,000 for the payment of interest and penalties. During the six months ended June 30, 2007, the Company did not recognize any material changes to interest and penalties charges related to unrecognized tax benefits.

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

NOTE 7 - CHANGE IN ACCOUNTING ESTIMATE

During the second quarter of 2007, the Company determined that it was necessary to accelerate the amortization for the Newstec non-competition intangible asset reducing the life from seven to five years. This change in accounting estimate results in increased intangible amortization expense amounting to approximately $18,000 each month from April 2007 through August 2010.

NOTE 8 - RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (“ SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures related to the use of fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurement. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial statements.

NOTE 9 - RECENT EVENTS

On July 18, 2007, our Board of Directors approved a dividend of $0.05 per share payable on September 4, 2007 to shareholders of record on August 1, 2007.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.2%	30.9%	21.5%	28.9%
Selling, general and administrative expenses	36.9%	23.7%	35.5%	26.8%
Research and development	1.3%	1.2%	1.7%	1.8%
Other income, net	1.0%	0.4%	1.2%	0.6%
Net loss	(14.0)%	3.7%	(14.5)%	0.5%

THREE MONTHS ENDED JUNE 30, 2007

Net sales for the three months ended June 30, 2007 were $4,612,796, a decrease of $4,012,659 (46.5%) compared to net sales of $8,625,455 for the corresponding period in 2006. Published reports indicate that U.S. newspaper publishers and media groups continue to experience lower profits in their newspaper divisions due to declining circulation and reduced print advertising revenue. We believe these developments have caused inconsistent capital spending on post-press newspaper manufacturing equipment, which had an adverse affect on our net sales in the second quarter of 2007. In contrast, our net sales in the second quarter of 2006 benefited from the recognition of several large orders that were received at the end of 2005.

Gross profit for the three months ended June 30, 2007 was $1,070,516, a decrease of $1,598,176 (59.9%) as compared to $2,668,692 for the corresponding period in 2006. Gross profit as a percentage of sales for the second quarter of 2007 declined to 23.2% compared to 30.9% for the same period in 2006. The decreased profit margin percentage is mostly due to the allocation of fixed manufacturing overhead costs over a lower level of production and shipment volumes.  In addition, we have experienced increased raw material, transportation, insurance and electricity costs, as well as pricing pressure from our customers as we compete for available orders that we believe are at reduced levels due to lower capital spending on post-press equipment.

Selling, general and administrative expenses for the three months ended June 30, 2007 were $1,701,297, a decrease of $341,576 (16.7%) as compared to $2,042,873 for the corresponding period in 2006. Most of the decrease is due to reduced costs associated with our participation in the annual NEXPO exhibition sponsored by The Newspaper Association of America, decreased personnel costs and lower variable selling costs resulting from decreased sales, offset in part by higher intangible amortization costs related to a change in an accounting estimate which accelerated the amortization of certain intangible assets (see Note 7 to the Unaudited Condensed Consolidated Financial statements included in this report).

Research and development expenses for the three months ended June 30, 2007 were $61,482, a decrease of $42,588 (40.9%) as compared to $104,070 for the same period in 2006. During the three months ended June 30, 2007, we continued to devote most of our development resources on enhancements to our Quipp-Newstec inserter product line.

Other income and Expense (Net) for the three months ended June 30, 2007 were $45,758, compared to $32,972 for the corresponding period in 2006.  The increase was primarily due to higher interest income principally reflecting higher cash, cash equivalents and securities available for sale, as well as increased interest rates.

SIX MONTHS ENDED JUNE 30, 2007

Net sales for the six months ended June 30, 2007 were $8,934,433, a decrease of $4,951,480 (35.7%) compared to net sales of $13,885,913 for the corresponding period in 2006.  Published reports indicate that U.S. newspaper publishers and media groups continue to experience lower profits in their newspaper divisions due to declining circulation and reduced print advertising revenue. We believe these developments have caused inconsistent capital spending on post-press newspaper equipment, which has had an adverse affect on our net sales in the for the first six months of 2007. In contrast, our net sales for the same period of 2006 benefited from the recognition of several large orders that were received at the end of 2005.

Gross profit for the six months ended June 30, 2007 was $1,921,891, a decrease of $2,086,363 (52.1%) as compared to $4,008,254 for the corresponding period in 2006. Gross profit as a percentage of sales for the first six months of 2007 declined to 21.5% compared to 28.9% for the same period in 2006. The decreased profit margin percentage is mostly due to the allocation of fixed manufacturing overhead costs over a lower level of production and shipment volumes.  In addition, we have experienced increased raw material, transportation, insurance and electricity costs, as well as pricing pressure from our customers as we compete for available orders that we believe are at reduced levels due to lower capital spending on post-press equipment.

Selling, general and administrative expenses for the six months ended June 30, 2007 were $3,169,939 a decrease of $544,834 (14.7%) as compared to $3,714,773 for the corresponding period in 2006. Most of the decrease is due to reduced costs associated with our participation in the annual NEXPO exhibition sponsored by The Newspaper Association of America and cost reductions resulting from the closing of the Newstec manufacturing facilities in Massachusetts and the relocation of Newstec operations to our Florida facility during the first quarter of 2006. We also incurred lower variable selling costs resulting from decreased sales.

Research and development expenses for the six months ended June 30, 2007 were $154,500, a decrease of $92,449 (37.4%) as compared to $246,949 for the same period in 2006. During the six months ended June 30, 2007, we focused most of research and development resources on enhancements to our Quipp-Newstec inserter product line.

Other income and Expense (Net) for the six months ended June 30, 2007 were $105,723 as compared to $90,253 for the corresponding period in 2006. Interest income increased by $15,791 due to higher cash, cash equivalents, and securities available for sale and increased interest rates. Interest expense was lower for the three months primarily due to lower balance of debt and amortization of loan costs. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $10,000 during the first six months of 2007 compared to $20,000 for the same period in 2006.

GENERAL

Our backlog as of June 30, 2007 was $11,136,000 compared to $8,909,000 at December 31, 2006 and $8,840,000 at June 30, 2006. We expect to ship all items in our backlog during the next 15 months. Orders for the six months ended June 30, 2007 were $10,922,000 compared to orders of $8,958,000 during the same period in 2006.

LIQUIDITY

On June 30, 2007, cash and cash equivalents and securities available for sale totaled $4,531,094 as compared to $3,924,879 at December 31, 2006, an increase of $606,215. Our cash flow from operations was $794,373 despite our net loss during the period. This increase in cash flow from operations principally reflects a $2,592,055 increase in deferred revenue resulting from customer deposits for new orders. This increase was offset principally by a $2,067,874 increase in inventory. The largest component of the inventory increase ($1,643,434) was attributable to our work in process inventory, as we purchased materials and incurred labor and overhead costs to address orders in our backlog. Working capital on June 30, 2007 was $3,316,802, a decrease of $905,794 from $4,222,596 at December 31, 2006.

Our line of credit agreement was renewed in April 2007. We currently are not in compliance with the debt service coverage ratio of our line in our line of credit agreement. While we are working with the lender to waive or modify the covenant, there is no guarantee we will be successful.

The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements relating to shipment of backlog orders and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders and engineering and production difficulties.

Item 3

Quantitative and Qualitative Disclosure about Market Risk

Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in prices and market rates such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, our exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. To ensure safety and liquidity, we only invest in instruments with credit quality and which are traded in a secondary market. The counterparties are major financial institutions and government agencies.

Item 4

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Office and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

3.2

Bylaws, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 5, 2007).

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

Date: August 10, 2007

QUIPP, INC.

By:	/s/ MICHAEL S. KADY
Michael S. Kady
President and Chief Executive Officer

By:	/s/ ERIC BELLO
Eric Bello, Treasurer and Chief Financial Officer )

15