Form 10-Q
period 2007-09-30
QUIPP INC
filed 2007-11-14
CIK 796577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from: ____________ to ____________

Commission File Number 0-14870

______________

QUIPP, INC.

(Exact name of registrant as specified in its charter)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non – accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of shares of the registrant's common stock, $.01 par value, outstanding at November 5, 2007 was 1,477,746.

QUIPP, INC.

INDEX

Page

PART 1 - FINANCIAL INFORMATION

3

Item 1 - Unaudited Condensed Consolidated Financial Statements

3

Unaudited Condensed Consolidated Balance Sheets

3

Unaudited Condensed Consolidated Statements Of Operations

4

Unaudited Consolidated Statements Of Shareholders' Equity

5

Unaudited Condensed Consolidated Statements Of Cash Flows

6

Notes To Unaudited Condensed Consolidated Financial Statements

7

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3 - Quantitative and Qualitative Disclosure about Market Risk

13

Item 4 - Controls and Procedures

13

PART II - OTHER INFORMATION

14

Item 1A -Risk Factors

14

Item 6 -Exhibits

14

PART 1 - FINANCIAL INFORMATION

Item 1.

Unaudited Condensed Consolidated Financial Statements

QUIPP, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$1,889,175	$864,879
Restricted securities	1,000,000	1,000,000
Securities available for sale	700,000	2,060,000
Accounts receivable, net of allowances of $125,169 and $112,625 in 2007 and 2006	3,524,651	2,930,873
Inventories	6,071,852	3,498,655
Prepaid expenses and other receivables	549,091	648,235
Total current assets	$13,734,769	$11,002,642

Property, plant and equipment, net of accumulated depreciation of $3,178,309 and $2,830,166 in 2007 and 2006	1,897,928	2,161,131
Intangible assets, net of accumulated amortization of $1,736,513 and $1,235,959 in 2007 and 2006	2,363,586	2,864,140
Other assets	28,687	33,727
Total assets	$18,024,970	$16,061,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$106,656	$109,654
Accounts payable	2,165,783	927,642
Accrued salaries and wages	378,408	557,046
Deferred revenues	7,150,452	4,068,758
Other accrued liabilities	1,239,787	1,116,946
Total current liabilities	$11,041,086	$6,780,046

Long-term debt	150,000	155,012
Total liabilities	$11,191,086	$6,935,058

Shareholders' equity:
Common stock - par value $.01 per share, authorized 8,000,000 shares, issued and outstanding 1,477,746 in 2007 and 1,458,189 in 2006	14,778	14,582
Additional paid-in capital	507,098	321,708
Common stock subscribed (19,557 shares in 2006)	—	150,000
Retained earnings	6,312,008	8,640,292
	6,833,884	9,126,582
Total liabilities and shareholders' equity	$18,024,970	$16,061,640

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$5,683,365	$6,399,790	$14,617,798	$20,285,703
Cost of sales	(5,015,092)	(5,056,970)	(12,027,634)	(14,934,629)

Gross profit	668,273	1,342,820	2,590,164	5,351,074

Operating expenses:
Selling, general and administrative expenses	(1,443,793)	(1,492,394)	(4,613,732)	(5,207,167)
Research and development	(80,572)	(118,904)	(235,072)	(365,853)

Operating loss	(856,092)	(268,478)	(2,258,640)	(221,946)

Other income (expense):
Miscellaneous income	—	—	10,000	20,000
Interest income	50,065	53,870	152,843	140,857
Interest expense	(5,725)	(8,539)	(12,780)	(25,273)
	44,340	45,331	150,063	135,584

Loss before income taxes	(811,752)	(223,147)	(2,108,577)	(86,362)

Income tax expense (benefit)	—	36,137	—	(26,930)

Net loss	$(811,752)	$(187,010)	$(2,108,577)	$(113,292)

Per share amounts:

Basic and diluted loss per common share	$(0.55)	$(0.13)	$(1.43)	$(0.08)

Basic and diluted average number of common and common equivalent shares outstanding	1,477,746	1,458,189	1,477,746	1,454,086

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP, INC. AND SUBSIDIARY

UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2007

			Additional Paid-In Capital	Retained Earnings	Common Stock Subscribed	Total Shareholders' Equity
	Common Stock
	Shares	Amount
Balance on December 31, 2006	1,458,189	$14,582	$321,708	$8,640,292	$150,000	$9,126,582

Stock-based compensation	—	—	35,586	—	—	35,586
Dividends declared on common stock ($.15 per share)	—	—	—	(219,707)	—	(219,707)
Issuances of common stock	19,557	196	149,804		(150,000)	—
Net loss	—	—	—	(2,108,577)	—	(2,108,577)

Balance on September 30, 2007	1,477,746	$14,778	$507,098	$6,312,008	—	$6,833,884

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Cash used in operations:
Net loss	$(2,108,577)	$(113,292)

Reconciliation of net income to net cash used in operations:

Depreciation and amortization	348,143	324,326
Intangible amortization	500,554	391,827
Stock-based compensation	35,586	31,140

Changes in operational assets and liabilities:
Accounts receivable	(593,778)	95,337
Inventories	(2,573,197)	(279,816)
Prepaid and other assets	104,184	222,983
Accounts payable and accrued liabilities	1,182,344	(917,338)
Deferred revenues	3,081,694	(1,734,416)
Net cash used in operations	(23,047)	(1,979,249)

Cash flow from investing activities:
Securities purchased	(2,000,000)	(2,785,000)
Securities sold or matured	3,360,000	2,755,106
Capital expenditures	(84,940)	(442,561)
Net cash provided by (used in) investing activities	1,275,060	(472,455)

Cash flow from financing activities:
Repayment of debt	(8,010)	(5,903)
Dividends paid to shareholders	(219,707)	(218,978)
Net cash used in financing activities	(227,717)	(224,881)

Increase (decrease) in cash and cash equivalents	1,024,296	(2,676,585)

Cash and cash equivalents at beginning of year	864,879	2,829,246

Cash and cash equivalents at end of quarter	$1,889,175	$152,661

See accompanying notes to the unaudited condensed consolidated financial statements

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2006 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.

NOTE 2 - INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 include material, labor and factory overhead and are stated at the lower of cost or market. Inventory also includes equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured.  Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
Raw materials	$2,559,975	$2,476,687
Work in process	2,475,227	270,220
Finished goods	70,846	56,360
Subtotal	5,106,048	2,803,267
Shipped, not recognized	965,804	695,388
	$6,071,852	$3,498,655

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

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 – LOSS PER SHARE

Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the periods presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three and nine months ended September 30, 2007, the Company had 0 and 75 common stock equivalents not included in earnings per share because the effect is antidilutive. For the corresponding periods in 2006, the Company had no common stock equivalents not included in earnings per share because the effect is antidilutive.

NOTE 5 – STOCK-BASED COMPENSATION

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock that can be granted under the Equity Compensation Plan is 600,000. At September 30, 2007, there were 135,389 shares available for grant under the Equity Compensation Plan.

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

The Company recognized stock-based compensation totaling $35,586 and $21,418 for the nine months ended September 30, 2007 and 2006, respectively.  Components of stock-based compensation expense follow:

	Nine Months Ended September 30,
	2007	2006
Stock Options	$5,978	$5,978
Restricted Stock Awards	29,608	25,062
Total stock based compensation costs included in selling, general and administrative expenses	$35,586	$31,040

During the nine month period ended September 30, 2007, no stock options were granted or exercised. The following stock option activity occurred during the nine months ending September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2006	56,000	$13.16	5.50	—
Forfeited or expired	(6,000)	14.60	—	—
Options outstanding at September 30, 2007	50,000	$12.98	5.24	—

Stock options exercisable at September 30, 2007	47,500	$12.95	5.34	—

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of September 30, 2007, approximately $3,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized over a weighted average period of approximately 6 months.

The following table summarizes restricted stock award activity for the nine months ended September 30, 2007:

	Restricted Shares	Weighted Average Grant Date Fair Price
Non-vested stock awards as of December 31, 2006	10,000	$11.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of September 30, 2007	10,000	$11.84

As of September 30, 2007, approximately $37,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over a weighted average period of approximately 1 year.

NOTE 6 – INCOME TAXES

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Recent trends in the newspaper publishing industry, including reduced advertising revenue growth and consolidation of newspaper publishers, make it difficult for management to forecast future income with a high degree of certainty. As a result, management has concluded that it is necessary to provide a full valuation allowance against the Company’s deferred tax assets. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable the Company to determine that additional deferred tax benefits will be realized.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Previously, the Company provided for tax contingencies in accordance with Statement of Accounting Standards No. 5, “Accounting for Contingencies.”

The liability for uncertain tax positions as of December 31, 2006 was approximately $83,000. The Company had no change to its liability for uncertain tax positions as a result of adopting FIN 48 on January 1, 2007. During the nine months ended September 30, 2007, the Company had no significant changes in its liability for uncertain tax positions.

The Company also accrues both penalties and interest related to the liability for uncertain tax positions. These amounts are charged to income tax expense. As of December 31, 2006, the Company had accrued approximately $75,000 for the payment of interest and penalties. During the nine months ended September 30, 2007, the Company did not recognize any material changes to interest and penalties charges related to unrecognized tax benefits.

The liability for uncertain tax positions and related penalties and interest is included in other accrued liabilities.

The Company is subject to income taxes in U.S. federal and various state jurisdictions, and is subject to ongoing examinations by certain tax authorities in these jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws, and regulations and require significant judgment to apply. Company management believes the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2003. Also, in state and local jurisdictions in which the Company files income tax returns, Company management believes the Company is no longer subject to tax examinations by tax authorities for the years before 2003.

QUIPP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - CHANGE IN ACCOUNTING ESTIMATE

During the second quarter of 2007, the Company determined that it was necessary to accelerate the amortization for the Newstec non-competition intangible asset, reducing the original life from seven to five years. This change in accounting estimate results in increased intangible amortization expense of approximately $18,000 each month from April 2007 through August 2010.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of this standard on its consolidated financial statements.

NOTE 9 - RECENT EVENTS

On October 22, 2007, the Company’s Board of Directors approved a dividend of $0.05 per share payable on December 3, 2007 to shareholders of record on November 1, 2007.

Item 2

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations: The following table presents statements of operations expressed as a percentage of net sales for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	11.8%	21.0%	17.7%	26.4%
Selling, general and administrative expenses	25.4%	23.3%	31.6%	25.7%
Research and development	1.4%	1.9%	1.6%	1.8%
Other income and expense, net	.8%	0.7%	1.0%	0.7%
Net loss	(14.3)%	(2.9)%	(14.4)%	(0.6)%

THREE MONTHS ENDED SEPTEMBER 30, 2007

Net sales for the three months ended September 30, 2007 were $5,683,365, a decrease of $716,425 (11.2%) compared to net sales of $6,399,790 for the corresponding period in 2006. Published reports indicate that U.S. newspaper publishers and media groups continue to experience lower profits in their newspaper divisions due to declining circulation and reduced print advertising revenue. We believe these developments have caused inconsistent capital spending on post-press newspaper manufacturing equipment.

Gross profit for the three months ended September 30, 2007 was $668,273, a decrease of $674,547 (50.2%) as compared to $1,342,820 for the corresponding period in 2006. Gross profit as a percentage of sales for the third quarter of 2007 declined to 11.8% compared to 21.0% for the same period in 2006. As explained in more detail below, the decreased profit margin percentage is partially due to high costs associated with the rapid increase of production levels in response to increased orders, the learning curve relating to inserter production, increased raw material costs and competitive pricing pressures.

Due to increased customer delivery requirements for the remainder of 2007, we increased production personnel in the third quarter by approximately 65%, using temporary labor. We incurred inefficiencies as these employees were trained and gained experience with new job responsibilities. In addition, delays in shipments and revenue recognition related to these inefficiencies, had a significant impact on gross profit for the third quarter.

In 2006, due to low levels of incoming inserter orders, we closed the Newstec Massachusetts facility and moved inserter production to our Miami, Florida factory.  During the third quarter of 2007 we had an aggregate of four new and remanufactured inserter orders in various stages of production.  As a result of the learning curve at the Miami factory relating to the inserter product line and the relatively high inserter production volume, we incurred higher than normal production costs.

In addition, we have experienced increased raw material, transportation, insurance and electricity costs, as well as competitive pricing pressure.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $1,443,793, a decrease of $48,601 (3.2%) as compared to $1,492,394 for the corresponding period in 2006. Most of the decrease is due to reduced variable selling expenses resulting from decreased sales, offset in part by higher intangible amortization costs related to a change in an accounting estimate that accelerated the amortization of certain intangible assets (see Note 7 to the Unaudited Condensed Consolidated Financial statements included in this report).

Research and development expenses for the three months ended September 30, 2007 were $80,572, a decrease of $38,332 (32.2%) as compared to $118,904 for the same period in 2006. During the three months ended September 30, 2007, we continued to devote most of our development resources to enhancements of our Quipp-Newstec inserter product line.

Other income and expense (net) for the three months ended September 30, 2007 were $44,340, compared to $45,331 for the corresponding period in 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007

Net sales for the nine months ended September 30, 2007 were $14,617,798, a decrease of $5,667,905 (27.9%) compared to net sales of $20,285,703 for the corresponding period in 2006.  Published reports indicate that U.S. newspaper publishers and media groups continue to experience lower profits in their newspaper divisions due to declining circulation and reduced print advertising revenue. We believe these developments have caused inconsistent capital spending on post-press newspaper manufacturing equipment.

Gross profit for the nine months ended September 30, 2007 was $2,590,164, a decrease of $2,760,910 (51.6%) as compared to $5,351,074 for the corresponding period in 2006. Gross profit as a percentage of sales for the first nine months of 2007 declined to 17.7% compared to 26.4% for the same period in 2006. The decreased profit margin percentage is due to the allocation of fixed manufacturing overhead costs over a lower level of production and shipment volumes in 2007 compared to 2006, higher raw material, transportation, insurance and electricity costs, and competitive pricing pressures. In addition, in the third quarter of 2007, we experienced higher production costs associated with increased production levels and the learning curve relating to inserter production.

Gross profit, both in terms of dollar amount and as a percentage of revenues for the first nine months of 2007 were also adversely affected by the delay in shipments and revenue recognition experienced in the third quarter of 2007.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $4,613,732, a decrease of $593,435 (11.4%) as compared to $5,207,167 for the corresponding period in 2006. Most of the decrease is due to reduced costs associated with our participation in the annual NEXPO exhibition sponsored by The Newspaper Association of America, and cost reductions resulting from the closing of the Newstec manufacturing facilities in Massachusetts and the relocation of Newstec operations to our Florida facility during the first quarter of 2006. We also incurred lower variable selling costs resulting from decreased sales.

Research and development expenses for the nine months ended September 30, 2007 were $235,072, a decrease of $130,781 (35.7%) as compared to $365,853 for the same period in 2006. During the nine months ended September 30, 2007, we focused most of research and development resources to enhancements of our Quipp-Newstec inserter product line.

Other income and expense (net) for the nine months ended September 30, 2007 were $150,063 as compared to $135,584 for the corresponding period in 2006. Interest income increased by $11,986 due to average higher cash, cash equivalents and securities available for sale as well as increased interest rates. Interest expense was lower for the nine months primarily due to a lower balance of debt and reduced loan costs. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $10,000 during the first nine months of 2007 compared to $20,000 for the same period in 2006.

GENERAL

Our backlog as of September 30, 2007 was $11,001,000 compared to $8,909,000 at December 31, 2006 and $6,775,000 at September 30, 2006. We expect to ship all items in our backlog during the next 16 months. Orders for the nine months ended September 30, 2007 were $16,370,000 compared to orders of $13,254,000 during the same period in 2006.

LIQUIDITY

On September 30, 2007, cash and cash equivalents, restricted securities and securities available for sale totaled $3,589,175 as compared to $3,924,879 at December 31, 2006, a decrease of $335,704. Working capital on September 30, 2007 was $2,693,913, a decrease of $1,528,733 from $4,222,596 at December 31, 2006. The Company believes that its cash, cash equivalents and securities available for sale together with cash generated from operations will be sufficient to fund operations at the current level.

We are not in compliance with the original debt service coverage ratio and minimum tangible net worth covenants to our line of credit agreement. We have obtained a waiver that amends these debt covenants until the line of credit maturity date of April 30, 2008.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements relating to shipment of backlog orders and adequacy of available resources. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders and engineering and production difficulties.

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

Item 6

Exhibits

The following exhibits are filed with this report:

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2	Bylaws, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 5, 2007).
31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2007

QUIPP, INC.

By:	/s/ MICHAEL S. KADY
Michael S. Kady
President and Chief Executive Officer

By	/s/ ERIC BELLO
Eric Bello, Treasurer and Chief Financial Officer )

15