Form 10-K
period 2007-12-31
QUIPP INC
filed 2008-04-01
CIK 796577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from     ____________       to    ______________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer ☐     Non-accelerated filer   ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2007 was approximately $7,830,795*. The number of shares of the Registrant's common stock, $.01 par value, outstanding at March 5, 2008 was 1,477,746.

DOCUMENTS INCORPORATED BY REFERENCE

Document Incorporated

Portions of the Quipp, Inc. Proxy Statement relating to the 2007 Annual Meeting of Shareholders (if filed not later than 120 days after the close of the fiscal year covered by this report on Form 10-K).

Where Incorporated

Part III

*Calculated by excluding all shares held by executive officers, directors of registrant, and holders of more than 10 percent of the registrant’s outstanding common stocks without conceding that all such persons are "affiliates" of registrant for purposes of the federal securities laws.

QUIPP, INC.

TABLE OF CONTENTS

Page
PART I

Item 1.         Business

1

Item 1A.      Risk Factors

5

Item 1B.      Unresolved Staff Comments

6

Item 2.         Properties

6

Item 3.         Legal Proceedings

6

Item 4.         Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.         Market For The Registrant’s Common Equity And Related Stockholder Matters

8

Item 6.         Selected Financial Data

8

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

9

Item 7A.      Qualitative and Quantitative Disclosures About Market Risk

15

Item 8.         Financial Statements and Supplementary Data

15

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

34

Item 9A.      Controls and Procedures

34

Item 9B.      Other Information

34

PART III

Item 10.      Directors, And Executive Officers And Corporate Governance

35

Item 11.      Executive Compensation

35

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

35

Item 13.      Certain Relationships and Related Transactions, and Director Independence

35

Item 14.      Principal Accounting Firm Fees and Services

35

PART IV

Item 15.      Exhibits And Financial Statement Schedules

36

i

PART I

Item 1.

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

Recent Developments

On March 26, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Illinois Tool Works Inc. (“ITW”) and Headliner Acquisition Corporation, a wholly-owned subsidiary of ITW (“Merger Sub”). Under the Merger Agreement, Merger Sub will merge with and into our company, we will become a wholly-owned subsidiary of ITW, and all outstanding shares of our common stock (other than shares held by persons who have properly exercised their dissenters’ rights) will be converted into the right to receive an amount per share in cash of $4.30 to $5.65. The definitive price per share will be determined based on adjustments relating to the amount of our cash and cash equivalents and specified indebtedness prior to consummation of the transaction. The Company will not proceed with the transaction if the adjusted price would be less than $4.30 per share.

Our Products

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

NewsCom® 6  – NewsCom® 6 is an inserter control software system that enables an inserter to process insert packages for special zoning requirements; track missed inserts, double inserts and unopened jackets; and repair insert packages. This control system is sold with our Quipp-Newstec High Speed Inserter or separately as an upgrade to enhance our customers’ existing inserter capabilities.

Automatic Palletizer System – The palletizer system receives newspaper bundles from conveyors, stacks the bundles onto a pallet and places stretch wrap film around the pallet and newspapers to prevent movement during transportation to a distribution site.

Newspaper Conveyor Systems – Our conveyor systems, including the Quipp-Gripp III, Quipp Twin-Trak, Quipp Matte Top and Quipp Rollerslat, transport newspapers from pressrooms to various locations throughout the post-press operation. The conveyor systems include both horizontal and vertical conveyor modules, which can be integrated with directional switches and special purpose components to accommodate the layout of the newspaper plant. The Quipp-Gripp III uses a series of grippers mounted on an articulating chain to pick up and transport newspapers. Each Quipp-Gripp III gripper carries a single copy of the product. The Quipp Twin-Trak is a twin-belt newspaper conveyor that transports newspapers in an overlapping stream with maximum surface speeds of approximately 80,000 newspapers per hour. The Quipp Rollerslat conveyor employs an array of independently rotating rollers and is used in the processing of newspaper stacks prior to bundling. The Quipp Matte Top conveyor is ideally suited for bundle distribution systems and other special applications, due to its low coefficient of friction.

Other Products – We manufacture other products for post-press operations, including stream aligners, centering pacers, fold compressors, newspaper sensors, press production monitors, automated waste handling systems and other equipment.

Aftermarket Spare Parts and Service – We provide spare and repair parts and services for our products.

Original Equipment Manufacturers’ (OEM) Equipment – We also sell OEM products to complement our product line.

Our primary market includes newspaper publishers with circulation exceeding 25,000 copies daily. We offer complete systems to meet the needs of most post-press applications and provide our customers a single source for integrated post-press material handling systems.

Our equipment prices range from $5,000 to $1,500,000, and post-press systems, which usually include an integration of equipment, software, and controls, can involve higher prices. Equipment and basic system orders normally require a lead-time from six to 13 weeks from order date to installation date. Complex systems may require lead-times of up to 26 weeks.

Our manufacturing activities consist primarily of the assembly of purchased components, the fabrication of machine and conveyor frames and the testing of completed products. We use approximately 300 vendors to supply parts, materials and components for our various products. We believe that alternative sources of supply are available for all required components. If necessary, certain parts could be manufactured in our in-house machine shop, which is used primarily for custom engineering and development of prototype equipment.

We market, install and service our products both domestically and internationally. All of our manufactured products have a minimum one-year warranty, and our staff of technicians or outside vendors provide installation and repair services. In addition to the manufacture and sale of products, we sell spare parts for our equipment. In 2007, 2006 and 2005, spare parts sales accounted for approximately 12%, 11%, and 10% of our net sales, respectively.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 15%, 7%, and 7% of total sales in 2007, 2006 and 2005, respectively. The following table indicates the amount of sales by geographic area during the past three years:

	2007	2006	2005
Sales By Geographic Area
United States	$20,993,645	$24,549,637	$24,096,107
Canada	1,612,224	562,435	564,362
Latin America	1,877,580	1,161,598	613,421
Europe	73,925	16,214	1,354
Other	59,228	123,797	507,635

	$24,616,602	$26,413,681	$25,782,879

As of December 31, 2007, our backlog of orders was approximately $6,457,000 as compared to $8,909,000 on December 31, 2006. In addition to orders in process at our production facility, our backlog includes orders that have been shipped to customers but, in accordance with our revenue recognition policy, are not yet reflected in net sales (see note 1 to the consolidated financial statements included in this report). We expect to ship all orders included in our December 31, 2007 backlog within the following 15 months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Overview” in Item 7.

For the years ended December 31, 2007, 2006 and 2005, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. accounted for 11% of our net sales in 2007. Newspapers owned by Gannett Co, Inc. accounted for 10% of our net sales in 2006. Newspapers owned by Gannett Co, Inc. and The New York Times Company each accounted for 11% of our net sales in 2005. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

OEM sales accounted for approximately 4.5%, 4.5%, and 6.3% of our total sales in 2007, 2006 and 2005 respectively.

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

Marketing

In North America, we sell our products through direct sales representatives. We use international dealers to market and sell our products in the rest of the world. Domestically, we market products by direct solicitation, trade shows and national and regional trade journal advertising. International marketing efforts are coordinated through foreign dealers. Some of the international dealers are commissioned, while others purchase our products for resale. Advertising costs totaled $34,812, $60,282 and $75,495 in 2007, 2006 and 2005, respectively.

Patents And Trademarks

We hold 32 U.S. and foreign patents, which expire during the period from 2009 to 2023. We do not have any patents pending at the date of this report, but we will continue to apply for patent protection when deemed advisable. We believe that the success of our products ultimately is dependent upon performance, reliability and engineering, and that our patents are not material to our business. “Quipp” is a registered trademark of Quipp, Inc. and “NewsCom” is a registered trademark of Quipp Systems, Inc.

Research and Development

Research and development costs totaled $298,207, $477,010 and $393,600 in 2007, 2006 and 2005, respectively. During 2007 and 2006, we devoted most our development resources to hardware and software enhancements on the Quipp-Newstec inserter product line. In 2005, we continued to develop and test our In-Line-C inserting/collating system with poly-wrapping capabilities and commenced development of new controls for some of our equipment

Employees

As of December 31, 2007 we had 91 full-time employees. None of our employees are represented by a union, and we consider our employee relations to be good.

Item 1A.

Risk Factors

Our operations are largely dependent on the newspaper industry; adverse conditions in the newspaper industry have adversely affected our business.

Virtually all of our sales are to newspapers or to other companies serving the newspaper industry. We believe that capital spending decisions by newspapers are affected by their operating performance. In periods of decline in the newspaper industry, we have experienced a decline in orders, which has adversely affected our sales and net income.

The newspaper industry is very mature, and has been experiencing reductions in circulation in recent years, thus presenting a challenge for newspapers to maintain or increase advertising revenues. As a result of conditions generally in the newspaper industry over the past several years, we have been unable to approach the level of net sales and net income we realized in 2000. We believe that the reported decline in newspaper advertising revenues in 2006 and 2007 have contributed to the decline in our operating results the past two years. The acquisition of Newstec Inc. in 2005 significantly enhanced Quipp’s post-press offering, but this acquisition has not contributed as much to our net sales as we expected.

We face formidable competition from a number of companies, some of which have much greater resources than we have.

We confront aggressive competition in the sale of post-press equipment. Our two largest competitors are the post press division of Goss International Corporation, a U.S. company, and Muller-Martini Mailroom Systems (formerly Graphic Management Associates, Inc. (GMA)), a domestic subsidiary of Muller-Martini Holding, AG, a Swiss company. The corporate organizations of which these competitors are a part are far larger than we are and have much greater financial and marketing resources than we have. We also compete with some smaller companies, usually when projects involve the sale of individual machines rather than systems. Price competition has intensified in recent years, which has adversely affected our revenues and in some cases has caused us to lose potential orders. Our inability to successfully compete in the post-press equipment market would harm our business.

Consolidation in the newspaper industry could have a significant negative impact on our business if a newspaper group determines to terminate the relationship of its newspapers with us.

In the past several years, there has been a good deal of consolidation in the newspaper industry. While decision making with regard to capital equipment traditionally has been made at the individual newspaper level, we are experiencing a greater degree of centralized control from media groups in connection with larger post-press system orders. Therefore, if a newspaper chain were to determine to curtail the business relationship between us and its newspapers, our business would be harmed.

We have increasingly been subject to order volatility, which has caused our operating results to be less stable.

Our order flow in recent years has become increasingly volatile, and we have experienced periods where a healthy order flow in one quarter has been followed by a relatively low level of orders in the next quarter. Among the causes for the irregular order flow are decisions of media groups that own a variety of communications outlets other than newspapers to divert capital resources elsewhere (for example, to online media) or decisions of newspaper chains or media groups simply to reduce or defer capital spending for newspapers. Larger system installation orders also to contribute to order flow volatility. An order involving a large system can result in a spike in our order flow that is typically followed by an order flow decline because we do not receive such orders on a consistent basis. The variability in our order flow has, at times, impaired our ability to absorb fixed overhead costs and fully utilize our engineering and other resources. As a result, our operating results may fluctuate markedly from quarter to quarter.

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

Our common stock is listed on the Nasdaq Capital Market, but generally is not actively traded. Our stock price could be affected substantially by a relatively modest volume of transactions.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Properties

Our headquarters and operations are located in Miami, Florida, where we own a 63,170 square foot facility, of which approximately 48,300 square feet are utilized for manufacturing operations and 14,870 square feet are used for administrative functions. We also lease a 6,020 square foot facility in Miami, Florida to warehouse used and trade-in equipment that will be refurbished and sold to customers. The lease expires in 2009. We believe our properties are adequate and suitable for current operations.

Item 3.

Legal Proceedings

Not applicable.

Item 4.

Submission of Matters to a Vote of Security Holders

On December 11, 2007, we held our annual meeting of shareholders (the “Annual Meeting”). At the Annual Meeting, the shareholders voted on the election of seven directors and a proposal to ratify the appointment of KPMG LLP as our independent registered public accounting firm for 2007.

The voting results at the Annual Meeting were as follows:

1.

Election of Directors

Name Of Nominee	For	Withheld
William A. Dambrackas	984,060	217,803
Lawrence J. Gibson	984,060	217,803
Michael S. Kady	982,443	219,420
Cristina H. Kepner	982,961	218,902
John D. Lori	1,127,580	74,283
Arthur J. Rawl	984,578	217,285
Robert C. Strandberg	984,060	217,803

2.

Ratification of the Appointment of KPMG LLP as our independent registered public accounting firm for 2007.

For	Against	Abstain	Broker Non-Votes
1,156,703	44,780	380	0

Executive Officers of the Registrant

The names, business experience and ages of the executive officers of Quipp are listed below:

Name	Business Experience During the Past Five Years	Age
Michael S. Kady	Mr. Kady became President and Chief Executive Officer of Quipp in February 2002 and President of Quipp Systems in March 2002. Prior to joining Quipp, Mr. Kady was President and Chief Operating Officer of three privately-held companies engaged in the design, manufacture, and sales of engineered components, capital equipment, and automated material handling systems. Earlier, he held a variety of engineering, financial, operations, and general management positions with FMC Corporation and Cooper Industries.	58

John (Skip) Connors	Mr. Connors has been Quipp’s Vice President of Corporate Development since August 2005. Mr. Connors was President of Newstec from August 1998 until December 2006, when Newstec merged with Quipp Systems. Prior to his involvement with Newstec, Mr. Connors served in a variety of sales and marketing positions with Graphic Management Associates, Inc., or GMA, a manufacturer of inserting and material handling equipment for the newspaper industry. GMA is now known as Muller-Martini Mailroom Systems.	46

Christer A. Sjogren	Mr. Sjogren, Executive Vice President of Quipp Systems since 1994, has served Quipp or Quipp Systems in various capacities since 1983. He is currently responsible for our engineering and research and development activities.	65

David Switalski	Mr. Switalski, Vice President of Operations of Quipp Systems since July 2000, has served Quipp or Quipp Systems since July 2000, has served Quipp or Quipp Systems in various capacities since 1984. He is currently responsible for production and information systems.	48

Angel Arrabal	Mr. Arrabal, Vice President of Sales and Marketing of Quipp Systems since 2003, has served Quipp or Quipp Systems in various capacities since 1986. He is currently responsible for worldwide sales and marketing.	48

Mohammed Jamil	Mr. Jamil, Vice President of Customer Service of Quipp Systems since 2001, has served Quipp or Quipp Systems in various capacities since 1984. He is currently responsible for preparation of quotations, product testing, installations, customer support and project management.	55

Eric Bello

Mr. Bello has been Vice President of Finance and CFO of Quipp since August 2006 and Vice President of Finance and CFO of Quipp Systems since February 2005. He has served Quipp and Quipp Systems in various capacities since 1999. Prior to joining Quipp, he served as Corporate Controller of Med-Waste, Inc., a company involved in medical waste management; Controller of Nature's Products, Inc., a vitamin manufacturer; and Controller of the U.S. Division of Althin Medical, Inc., a medical device manufacturer. Mr. Bello, who is a Certified Public Accountant, also was on the auditing staff of KPMG Peat Marwick (now KPMG LLP).

		44

PART II

Item 5.

Market For The Registrant’s Common Equity And Related Stockholder Matters

Our Common Stock, $.01 par value, is traded on the Nasdaq Capital Market under the symbol, “QUIP.” The following table sets forth the high and low sales prices of our Common Stock as reported by Nasdaq for each calendar quarter in 2007 and 2006:

	2007		2006
	High	Low	High	Low

First Quarter	$8.14	$6.37	$12.31	$10.18
Second Quarter	8.50	5.80	11.08	8.71
Third Quarter	7.48	4.30	9.09	7.42
Fourth Quarter	5.72	3.06	8.09	7.06

We paid four dividends totaling $0.20 per share ($0.05 each quarter) in each of 2007 and 2006.

Item 6.

Selected Financial Data

The selected consolidated financial data for each of the years in the five-year period ended December 31, 2007 are derived from the audited financial statements of the Company. The following data should be read in conjunction with the financial statements and related notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data

(In thousands, except per share and share data)

	Year Ended
	2007	2006	2005	2004	2003
Statement of Operation Information:
Net sales	$24,617	$26,414	$25,783	$24,690	$19,521
Gross profit	5,005	6,825	6,271	6,437	5,579
Goodwill impairment	—	2,591	—	30	77
Intangible asset impairment	1,090	—	—	—	—
Selling, general and administrative expenses	6,572	6,618	6,000	5,271	4,832
Research and development	298	477	394	707	581
Operating (loss) profit	(2,955)	(2,861)	(122)	459	166
Other income (expense), net	174	168	174	307	141
Net (loss) income	(2,706)	(3,294)	254	486	201
Per Share Amounts:
Net income (loss) per share (basic)	(1.83)	(2.26)	.18	.34	.14
Net income (loss) per share (diluted)	(1.83)	(2.26)	.18	.34	.14
Book value per share	4.18	6.26	8.50	8.38	8.04
Market price per share (unaudited) – high	8.50	12.31	18.49	19.49	13.36
– low	3.06	7.06	9.62	11.50	9.00
Balance Sheet Information
Current assets	$10,395	$11,003	$15,885	$18,441	$17,109
Total assets	13,320	16,062	23,099	20,901	19,793
Current liabilities	7,146	6,780	10,675	8,623	7,894
Long-term liabilities	—	155	264	350	450
Shareholders’ equity	6,175	9,127	12,161	11,928	11,450
Weighted average number of equivalent shares outstanding	1,477,746	1,455,710	1,429,929	1,425,497	1,422,707

In August 2005, we acquired 100% of the stock of Newstec, Inc., a company formerly located in Walpole, Massachusetts that manufactured and sold inserters and software controls to newspaper publishers and companies that service newspaper publishers. Our 2005 selected financial data reflects Newstec operations from the date of the acquisition.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Newspaper Industry Considerations

Our financial performance reflects, to a meaningful extent, conditions in the newspaper industry. We believe that our customers’ spending for capital investment, and therefore, demand for our equipment, is affected by fluctuations in advertising revenue and newsprint cost. Specifically, we believe the growth in our business is somewhat reflective of the growth in newspaper advertising revenues, but may be tempered by any increases in newsprint costs. Similarly, we believe that a decline or a very weak growth pattern in advertising revenues generally will cause restricted capital equipment spending by newspapers and, as a result, will adversely affect our financial performance. In this regard, we believe that reported declines in newspapers’ advertising revenues in 2006 and 2007 have adversely affected our business.

On a longer-term basis, we believe that capital investment patterns have been, and will continue to be, affected by reduction in newspaper circulation and industry consolidation. According to published reports, daily newspaper circulation in the United States has decreased by an average of approximately 1% each year from 1987 to 2004. Circulation declines, however, have been accelerating in recent years. According to statistics from the Audit Bureau of Circulation, daily newspaper circulation decreased approximately 2.1% for the six months ending March 31, 2007, and 2.5% for the six months ended September 30, 2007, compared to the same periods in 2006. We expect the trend of decreasing circulation to continue as newspapers compete with other media, including the Internet, direct mail, television and radio.

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

Based on published financial reports and discussions with our customers, we believe that major newspaper chains generally derive over 70% of their revenues from advertising. Statistics obtained from the Newspaper Association of America (NAA) indicate that newspaper print advertising revenue decreased 8.6% during the nine months ended September 30, 2007 (most current data available) compared to the same period in 2006. Also, print ad revenues for the full year 2006 declined 1.7% from 2005. Management believes that, while the current sharp decline in newspaper print advertising is cyclical (largely due to reduced real estate and employment advertising), the pressure on newspaper advertising revenues will continue due to competition for advertising dollars by other media. Nevertheless, statistics available from NAA indicate that newspapers still attract more advertising dollars than broadcast television, cable television, radio, magazines or the Internet. The newspaper industry remains very large and, we believe, financially sound.

Based on public filings of newspaper chains, newsprint represents a significant operating expense for newspaper publishers. Monthly average newsprint prices increased steadily from 2002, reaching a peak in 2006. During 2007, newsprint costs declined significantly during the first ten months due to reduced demand related to declining circulation and the growing trend toward newspapers with smaller dimensions. However, during the few months preceding the filing of this report, newsprint prices have reversed the downward trend and are again moving higher. The increased cost of paper may add pressure to newspaper capital spending plans for 2008.

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

We normally receive larger orders several months in advance of delivery. Therefore, backlog can be an important, though by no means conclusive, indication of our short-term revenue stream. The timing of revenues can be affected by pending orders, the amount of custom engineering required, the timetable for delivery, the time required to complete installation and the receipt of new orders. Our backlog, as of December 31, 2007 and December 31, 2006 was $6,457,000 and $8,909,000, respectively. We expect to ship all orders in our December 31, 2007 backlog within 15 months.

Results of Operations

2007 vs. 2006

Net Sales

Net sales were $24,616,602 in 2007, a decrease of $1,797,079 (6.8%) compared to 2006 net sales of $26,413,681. Published reports indicate that U.S. newspapers and media groups have experienced a drop in print advertising revenue in 2006 and 2007. Additionally, reduction in newspaper circulation has accelerated since 2004. We believe these developments have resulted in lower capital spending on post-press newspaper manufacturing equipment, which has adversely affected our incoming orders and net sales.

Sales to foreign customers were $3,622,957 in 2007 compared to $1,864,044 in 2006. Most of our foreign sales are made to customers located in countries where post-press equipment specifications are similar to those in the U.S, principally newspapers in Canada, Central America and South America. Because opportunities to sell our equipment overseas are not consistent, sales to foreign customers can fluctuate significantly from year to year. Nevertheless, since all international orders are paid in U.S. dollars, we believe the favorable U.S. dollar exchange rate compared to foreign currencies has provided us a competitive advantage with some foreign customers.

Gross Profit

Gross profit in 2007 was $5,005,285, a decrease of $1,819,320 (26.7%) as compared to $6,824,605 in 2006. Gross profit as a percentage of net sales decreased to 20.3% in 2007 from 25.8% in 2006. We experienced considerable material cost increases in 2007 as our suppliers passed along inflationary cost increases that we believe are related largely to rising energy costs. Because we also experienced price competition for a reduced volume of available orders, we could not pass along all of these material cost increases to our customers. Additionally, in the second half of 2007, we experienced higher production costs due to a significant increase in customer delivery requirements. We increased production personnel in the third and fourth quarter by approximately 65%, using temporary labor. We incurred inefficiencies as these employees were trained and gained experience with new job responsibilities.

Intangible Asset Impairment and Goodwill Impairment

In 2007, pursuant to Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), we recorded an impairment charge against our intangible assets totaling $1,090,000. In 2006, pursuant to Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), we recorded a goodwill impairment charge of $2,590,847.

Selling, General and Administrative Expenses

Our 2007 selling, general and administrative expenses were $6,571,765, a decrease of $46,247(0.7%) compared to $6,618,012 in 2006. We incurred lower costs associated with our participation in the annual NEXPO exhibition sponsored by The Newspaper Association of America, lower variable selling expenses related to the reduction in net sales, and cost reductions, resulting from the closing of the former Newstec manufacturing facilities in Massachusetts during the first quarter of 2006. These reductions were offset in part by costs associated with our evaluation of strategic alternatives and higher intangible amortization costs related to a change in an accounting estimate that accelerated the amortization of certain intangible assets (see note 6 to the Consolidated Financial Statements).

Research and Development

Research and development expenses for 2007 were $298,207, a decrease of $178,803 (37.5%) as compared to $477,010 for the same period in 2006. During 2007, we focused most of research and development resources to enhancements of our Quipp-Newstec inserter product line.

Other Income and Expense (Net)

Net other income in 2007 was $174,134 as compared to $167,883 for the same period in 2006. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $10,000 in 2007 compared to $20,000 during the same period in 2006. Interest expense was lower in 2007 due to a lower balance of debt and reduced loan costs.

Income tax (benefit) expense

Our effective tax rate continues to be impacted by a valuation allowance on substantially all our deferred tax assets. See note 4 to the consolidated financial statements included in this report. As a result of recent losses, we reduced our estimated liability related to tax obligations with several states by $74,779 in 2007.

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

Gross Profit

Gross profit for 2006 was $6,824,605, an increase of $553,496 (8.8%) as compared to $6,271,109 for the corresponding period in 2005. Gross profit as a percentage of net sales increased to 25.8% in 2006 from 24.3% in 2005. In 2005, our profit as a percentage of net sales was adversely affected by a nominal profit earned on revenue of approximately $2,700,000 for a complex system project. Additionally, our 2005 gross profit percentage was negatively affected by low manufacturing volumes at our Newstec Massachusetts production facility from August 10, 2005 to December 31, 2005, resulting in unfavorable overhead absorption. The 2005 profit margin percentage was also adversely affected by the purchase accounting write-up of Newstec inventory on the date of acquisition. The inventory was written up to fair value on the date that we acquired Newstec, resulting in increased cost of sales of approximately $187,000 in 2005 upon recognition of the related revenue.

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

Other Income and Expense (Net)

Net other income in 2006 was $167,883 as compared to $173,636 of income for the same period in 2005. Royalty income relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment was $20,000 in 2006 compared to $25,000 during the same period in 2005. Interest income increased to $184,666 in 2006 from $172,123 in 2005. Our interest income was greater in 2006 principally due to higher interest rates offset, in part, by lower balances of cash, cash equivalents and securities available for sale. Interest expense was greater in 2006 due to higher interest rates and the amortization of loan costs related to our line of credit, which was available for the full year in 2006 compared to seven months in 2005.

Income tax (benefit) expense

Our 2006 income tax expense reflects a deferred tax valuation allowance of $1,734,093. See note 4 to the consolidated financial statements included in this report. In 2005, we generated a $250,000 tax benefit due to an adjustment in current and deferred state tax liabilities as a result of settlements of tax obligations with several states for amounts that were less than estimated and accrued.

Liquidity and Capital Resources

Our cash, cash equivalents and securities available for sale decreased by $1,533,779 at December 31, 2007 compared to the same date in the previous year. The reduction in cash, cash equivalents and securities available for sale relates to the net loss in 2007 and reduced level of installment payment collections resulting from a lower volume of incoming orders. In addition, we paid dividends totaling $293,594 in 2007.

We currently have a line of credit agreement with Merrill Lynch Business Financial Services, Inc. (Merrill Lynch). As of the date of this report, we have no balance outstanding on the line of credit. Under the terms of the agreement, we can borrow up to $3,000,000 subject to a limit based on eligible accounts receivable and inventory. Borrowings are secured by all accounts receivable, inventory, intangibles and contract rights as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. At December 31, 2007, we did not meet the debt covenants required by the Agreement and received a waiver from Merrill Lynch through the Agreement expiration date, April 30, 2008. The line of credit is subject to renewal based on terms in the Agreement. While we plan to renegotiate the facility, there is no assurance that we will be able to retain the line of credit or maintain the same terms as in the current agreement.

Our debt consists primarily of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At December 31, 2007, the balance due on the bonds was $150,000, which is payable in full on October 1, 2008. During 2007, the bonds bore interest at an average rate of 3.8%.

Working capital at December 31, 2007 was $3,248,957, a decrease of $973,639 from $4,222,596 at December 31, 2006. The reduction in working capital is principally due to losses we incurred in 2007.

We believe that our cash, cash equivalents and securities available for sale, together with future cash generated from operations, will be sufficient to fund operations at the current levels.

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

Revenue recognition

Revenue from contracts that include multiple-element arrangements, such as a sale of standard equipment and basic installation services, is recognized as each element is earned based on the relative fair value of each element. Revenue on standard equipment is recognized upon delivery in accordance with contractual terms, net of discounts. The fair value of installation services is deferred until the installation is completed. Management reviews objective evidence such as prices charged when each element is sold separately and selling prices on similar elements sold by competitors in making judgment as to the fair value for each element of the contract.

Revenue from long-term system arrangements, such as a sale of complex equipment integrated with controls and software is recognized using the percentage of completion method measured based on units delivered. On such contracts relating to long-term system arrangements, management makes judgments regarding costs and profitability estimates measuring progress toward completion. These judgments are subject to some degree of uncertainty, and unanticipated efforts necessary to complete a complex system could adversely affect operating results in future periods. At December 31, 2007, 2006, and 2005, there were no long-term system arrangements accounted for using the percentage of completion method based on units delivered.

Allowance for doubtful accounts

We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that we have identified. Nevertheless, there is a risk that credit losses in the future will exceed our expectations, in which case our operating results would be adversely affected for the period or periods in which the credit losses occur.

Warranty reserves

We record a warranty reserve based on our actual historical repair costs at the time of sale. While our warranty costs have generally been within our expectations and the provisions established, future returns or repair costs could be in excess of our warranty reserves. A significant increase in product return rates or a significant increase in the costs to repair our products would adversely affect our operating results for the period or periods in which such returns or additional costs occur.

Valuation allowance for deferred income taxes

SFAS 109 “Accounting for Income Taxes” requires us to use our best judgment to determine the realizability of our deferred tax asset. As part of this process, we are required to estimate future book taxable income and possible tax planning strategies. These estimates require us to exercise judgment about our future results and feasibility of tax planning strategies. As further discussed in Note 4 to the Consolidated Financial Statement, we determined that, as of December 31, 2007 and 2006, we required a full income tax valuation allowance to offset our deferred tax assets.

Impairment of assets held for use

SFAS No.144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires us to assess the recoverability of the carrying value of long-lived assets when an event of impairment has occurred. A long-lived asset is tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We must exercise judgment in assessing whether an event of impairment has occurred. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We must exercise judgment in assessing the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.

Due to recent challenging business conditions, in the fourth quarter of 2007, we determined it necessary to test the recoverability of our amortizable intangible assets and determined that the fair value of the underlying assets was $1,090,000 less than the carrying value. We recorded this impairment as a charge to selling general and administrative expenses (see note 6 to the Consolidated Financial Statements). If acquired products fail to achieve estimated volume and price levels and market conditions unfavorably change, we may be required to recognize additional impairment charges in the future.

Market Risk

We are exposed to various types of market risk, including changes in interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices such as interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. Because our cash and investments exceed short and long-term debt, the exposure to interest rates relates primarily to our investment portfolio. Due to the short-term maturities of our investments, we believe there is no significant risk arising from interest rate fluctuations. To ensure safety and liquidity, we only invest in instruments with credit quality that are traded in a secondary market. The counterparties are major financial institutions and government agencies.

Inflation

Inflationary material costs increases have exceeded our expectations in 2007. Due to the highly competitive conditions in the newspaper industry, all of these cost increases could not be passed along to our customers. This contributed to a lower gross profit in 2007 compared to 2006.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (sometimes called minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years that start after December 15, 2008 and prohibits early adoption.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141.” SFAS No. 141 (R) establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has concluded that SFAS No. 159 will have no impact on the Company’s financial position, results of operations or cash flows in 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. SFAS 157 will have no impact on the Company’s financial position, results of operations or cash flows in 2008.

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

Item 7A.

Qualitative and Quantitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk.”

Item 8.

Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Quipp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ MICHAEL S. KADY	/s/ERIC BELLO
President and Chief Executive Officer	Treasurer and Chief Financial Officer

March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Quipp, Inc.:

We have audited the accompanying consolidated balance sheets of Quipp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/ s / KPMG LLP

March 31, 2008

Miami, FL

Certified Public Accountants

QUIPP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,391,100	$864,879
Restricted securities and cash equivalents	1,000,000	1,000,000
Securities available for sale	—	2,060,000
Accounts receivable, net of allowances of $179,568 and $112,625 in 2007 and 2006	3,641,206	2,930,873
Inventories	3,941,964	3,498,655
Prepaid expenses and other current assets	420,282	648,235
Total current assets	10,394,552	11,002,642

Property, plant and equipment, net	1,810,506	2,161,131
Intangible assets, net of accumulated amortization of $1,921,486 and $1,235,959 in 2007 and 2006	1,088,613	2,864,140
Other assets	26,586	33,727
Total Assets	$13,320,257	$16,061,640

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$154,162	$109,654
Accounts payable	1,867,197	927,642
Accrued salaries and wages	516,196	557,046
Accrued professional fees	367,750	225,000
Deferred revenues	3,348,764	4,068,758
Other accrued liabilities	891,526	891,946
Total current liabilities	7,145,595	6,780,046

Long-term debt, net of current portion	—	155,012
Total liabilities	7,145,595	6,935,058

Commitments and Contingencies (Note 13)

Shareholders' Equity:
Common stock – par value $.01 per share, authorized 8,000,000 shares, issued and outstanding 1,477,746 and 1,458,189 shares in 2007 and 2006	14,778	14,582
Paid-in capital	518,960	321,708
Common stock subscribed (19,557 shares in 2006)	—	150,000
Retained earnings	5,640,924	8,640,292
	6,174,662	9,126,582
Total Liabilities and Shareholders' Equity	$13,320,257	$16,061,640

See accompanying notes to the consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE (LOSS) INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

Net sales	$24,616,602	$26,413,681	$25,782,879
Cost of sales	(19,611,317)	(19,589,076)	(19,511,770)

Gross profit	5,005,285	6,824,605	6,271,109

Operating expenses:
Intangible asset impairment	(1,090,000)	—	—
Goodwill Impairment	—	(2,590,847)	—
Selling, general and administrative expenses	(6,571,765)	(6,618,012)	(5,999,955)
Research and development	(298,207)	(477,010)	(393,600)

Operating (loss)	(2,954,687)	(2,861,264)	(122,446)

Other income (expense):
Miscellaneous income	10,000	20,000	25,000
Interest income	183,255	184,666	172,123
Interest expense	(19,121)	(36,783)	(23,487)

	174,134	167,883	173,636

(Loss) income before income taxes	(2,780,553)	(2,693,381)	51,190

Income tax benefit (expense)	74,779	(600,981)	202,714

Net (loss) income	$(2,705,774)	$(3,294,362)	$253,904

Other comprehensive (loss) income, net of taxes:
Unrealized gain on securities held for sale	—	7,153	9,223
Comprehensive (loss) income	$(2,705,774)	$(3,287,209)	$263,127

Per share amounts:

Basic and diluted (loss) income per common share	$(1.83)	$(2.26)	$0.18

Basic and diluted weighted average number common shares outstanding	1,477,746	1,455,710	1,429,929

See accompanying notes to the consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

			Additional Paid-In Capital	Retirement Earnings	Shares	Amount	Other Comprehensive Income (Loss)	Subscribed	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balances on December 31, 2004	1,433,025	14,330	83,825	11,994,935	9,250	(148,375)	(16,376)		11,928,339

Stock-based compensation	—	—	40,441	—	—	—	—	—	40,441
Unrealized gain on securities held for sale	—	—	—	—	—	—	9,223	—	9,223
Retirement of treasury stock	(9,250)	(92)	(124,266)	(24,017)	(9,250)	148,375	—	—	—
Dividend declared on common stock ($.05 per share)	—	—	—	(71,190)	—	—	—	—	(71,190)
Net income	—	—	—	253,904	—	—	—	—	253,904

Balances on December 31, 2005	1,423,775	14,238	—	12,153,632	—	—	(7,153)		12,160,717

Stock-based compensation	10,000	100	71,952	—	—	—	—	—	72,052
Shares issued as additional consideration pursuant to the acquisition of Newstec, Inc.	24,414	244	249,756	—	—	—	—	—	250,000
Dividend declared on common stock ($.15 per share)	—	—	—	(218,978)	—	—	—	—	(218,978)
Common stock subscribed as consideration relating to the acquisition of Newstec, Inc.	—	—	—	—	—	—	—	150,000	150,000
Unrealized gain on securities held for sale	—	—	—	—	—	—	7,153	—	7,153
Net loss				(3,294,362)					(3,294,362)
Balances on December 31, 2006	1,458,189	$14,582	$321,708	$8,640,292	$—	$—	$—	$150,000	$ 9,126,582
Stock-based compensation	—	—	47,448	—	—	—	—	—	47,448
Issuance of common stock	19,557	196	149,804	—	—	—	—	(150,000)	—
Dividend declared on common stock ($.20 per share)	—	—	—	(293,594)	—	—	—	—	(293,594)
Net loss	—	—	—	(2,705,774)	—	—	—	—	(2,705,774)
Balances on December 31, 2007	1,477,746	$14,778	$518,960	$5,640,924	$—	$—	$—	$—	$6,174,662

See accompanying notes to the consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDING DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
Cash (used in) provided by operations:
Net (loss) income	$(2,705,774)	$(3,294,362)	$253,904

Reconciliation of net income to net cash
(used in) provided by operations:
Deferred income taxes	—	609,848	(78,259)
Depreciation and amortization	458,990	450,009	238,759
Intangible amortization	685,527	522,436	272,836
Intangible asset impairment	1,090,000	—	—
Goodwill Impairment	—	2,590,847	—
Stock-based compensation	47,448	72,052	40,441
Charged to (recovery from) bad debt expense	50,181	(7,797)	(16,545)

Changes in operational assets and liabilities net of effect of acquisitions:
Accounts receivable	(760,514)	1,163,815	645,553
Inventories	(443,309)	745,678	2,668,482
Prepaid expenses and other assets	235,094	(127,590)	169,531
Accounts payable and accrued liabilities	1,041,035	(1,179,208)	(1,294,145)
Deferred revenues	(719,994)	(2,644,626)	(1,095,507)
Net cash (used in) provided by operations	(1,021,316)	(1,098,898)	1,805,050

Cash flows provided by (used in) investing activities:
Securities purchased	(2,000,000)	(4,435,000)	(7,152,723)
Securities sold or matured	4,060,000	4,417,548	7,103,247
Capital expenditures	(108,365)	(449,419)	(107,694)
Purchase of Newstec and related expenses, net of cash acquired	—	—	(4,477,455)
Net cash provided by (used in) investing activities	1,951,635	(466,871)	(4,634,625)

Cash flows used in financing activities:
Dividends paid to shareholders	(293,594)	(290,168)	—
Repayment of debt	(110,504)	(108,430)	(103,690)
Net cash used in financing activities	(404,098)	(398,598)	(103,690)

Increase (decrease) in cash and cash equivalents	526,221	(1,964,367)	(2,933,265)
Cash and cash equivalents, beginning of year	864,879	2,829,246	5,762,511
Cash and cash equivalents, end of year	1,391,100	864,879	2,829,246

Supplemental disclosure of non cash information:
Shares issued and issuable as additional consideration for Newstec, Inc.	—	$400,000	—
Leased inventory reclassified to fixed asset	—	$558,680	—
Cash received with acquisition of Newstec	—	—	$145,217
Retirement of treasury stock	—	—	$148,375
Dividend declared	—	—	$71,190

Supplemental disclosure of cash payments:
Interest	$19,121	$36,783	$23,487
Income Taxes	—	$110,501	$279,492

See accompanying notes to the consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business – Through our wholly owned subsidiary, Quipp Systems, Inc. (Quipp Systems), we design, manufacture, sell and install post-press material handling equipment and systems to newspaper publishers. In the post-press stage of newspaper operations, newspapers move from the pressroom in a continuous stream and are assembled, stacked, bundled and transferred to the shipping docks, from which they are loaded into delivery trucks, or loaded into carts or stored on pallets for further distribution. Our equipment and control systems facilitate the automated movement of newspapers from the printing press to the delivery truck.

Principles of consolidation – The accompanying consolidated financial statements include the accounts of Quipp, Inc. and Quipp Systems (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation. On December 31, 2006, we merged our Newstec, Inc. subsidiary (Newstec) into Quipp Systems. The purpose of this merger was to simplify administration and reduce costs.

Accounts Receivable and Deferred Revenue – Most of the Company's sales are made on a contract basis and require customers to make progress payments. Progress payments are recorded as deferred revenue when received. Accounts receivable is presented net of an allowance for doubtful accounts of $179,568 and $112,625 for 2007 and 2006, respectively.

Revenue Recognition - Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting accounts receivable is reasonably assured. Revenue from the sale of standard stand-alone equipment without installation service is recognized upon delivery according to contractual terms and is recorded net of discounts. Revenue from multiple-element arrangements, such as the sale of standard equipment and basic installation services, is recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”. Revenue from the standard equipment is recognized upon delivery according to contractual terms and is recorded net of discounts. The fair value of the revenue related to the installation service is deferred until installation services are provided. Fair value is determined by the price charged to other customers when services are sold separately and is supported by competitive market data. Revenue from long-term complex equipment or installation arrangements is recognized using the unit of delivery method under AICPA Statement of Position (SOP) 81-1 in accordance with contractual terms and is recorded net of discounts. Cost and profitability estimates are revised periodically based on changes in circumstances. Estimated losses on such contracts are recognized immediately.

Inventories – Inventories include material, labor and factory overhead, and are stated at the lower of cost or market. Costs are determined using the first-in, first-out (FIFO) method. Inventories determined not likely to be sold during the product lifecycle are written down to net realizable value based on the Company’s experience in recovering value from similar products.

Long-Lived Assets - In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. As discussed further in note 6, in the fourth quarter 2007, the Company determined that the carrying value of its intangible assets exceeded the fair value, which resulted in an impairment charge of $1,090,000 to selling, general and administrative expenses. There was no impairment of long-lived assets in 2006 and 2005.

Property, plant and equipment, net – Property, plant and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred; alterations and major overhauls that improve an asset or extend the useful lives are capitalized.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income taxes – Income taxes are accounted for using the asset and liability method under the provisions of SFAS No. 109, “Accounting for Income Taxes.” (“SFAS 109”) Deferred tax assets and liabilities are identified based on temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are measured using tax rates that are expected to apply to taxable income in the year the temporary difference is expected to recover or settle. Tax rate changes are recognized in the period in which the change occurs.

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

Securities available for sale – Securities available for sale include investments that are not held for trading or not intended to be held to maturity. These instruments are recorded at their fair value. Unrealized holding gains or losses, net of the related tax effect, are included as a separate component of shareholders’ equity. Realized gains and losses, arising from the sale of securities, are computed using the specific identification method and included in other income. Fair value of the securities is determined based upon market prices. A decrease in the market value below cost, determined to be other than temporary, would result in a reduction in carrying amount to fair value. This reduction would be charged to income. Premiums and discounts are amortized or accreted using a method that approximates the effective yield over the life of the security. Dividend and interest income is recognized when earned. The Company invests in short term and variable rate long-term securities and believes there is no significant risk arising from interest rate fluctuations. In order to ensure liquidity, the Company will only invest in instruments with high credit quality that are traded in a secondary market.

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

Other comprehensive income (loss) – The Company had unrealized gains on securities available for sale totaling $0 and $0, and $7,153 at December 31, 2007, 2006 and 2005 respectively.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Segment Reporting - SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” applies a “management approach” in which reportable segments are defined by the internal reporting that is used by management for making operational decisions and evaluating performance. The Company operates in one segment for financial reporting purposes.

Advertising costs – The Company expenses advertising costs as incurred. Advertising costs totaled $34,812, $60,282 and $75,495 in 2007, 2006 and 2005, respectively.

Stock-Based compensation – As of January 1, 2006, the Company adopted Statement of Accounting Standards SFAS No. 123R “Share Based Payments” (“SFAS 123R”) using the modified prospective transition method. Under the SFAS 123R modified prospective transition method, the Company is required to expense the grant date fair value of stock options and other stock compensation over the requisite service period for stock awards granted after January 1, 2006, awards that are modified, repurchased or canceled after January 1, 2006 and the portion of awards issued from December 15, 1994 to December 31, 2005 that have not yet vested. Financial statements for prior periods are not restated. The primary impact of the adoption of SFAS 123R was on the financial statement disclosures and certain calculations involving forfeitures. The Company previously recorded compensation expense for stock awards under SFAS No. 123,”Accounting for Stock Based Compensation”. Since the Company estimated forfeitures on stock option grants issued in previous periods, the Company did not recognize a cumulative effect of a change in accounting principle upon the adoption of SFAS 123R.

The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At December 31, 2007, there were 140,389 shares available for grant under the Equity Compensation Plan.

The Company recognized stock-based compensation expense totaling $47,448, $72,052 and $40,441, and for the year ended December 31, 2007, 2006 and 2005 respectively. Components of stock-based compensation expense follow:

	2007	2006	2005
Stock Options	$7,992	$38,641	$22,650
Restricted Stock Awards	39,456	33,411	17,791
Total stock-based compensation expense included in selling, general and administrative expenses	$47,448	$72,052	$40,441

During the years ended 2007, 2006 and 2005, no stock options were exercised. The fair value of each option granted was estimated at the date of grant using the Black-Scholes option pricing model. No stock options were granted in 2007 and 2005.The following weighted average assumptions were used for the 2006 grants:

2006
Volatility	25%
Risk free interest rate	3.64%
Dividend yield	2.5%
Expected term (years)	10

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

The following stock option activity occurred during the periods ended 2005, 2006, and 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	117,625	15.17
Forfeited or expired	(34,125)	17.50
Options outstanding at December 31, 2005	83,500	14.22
Granted	10,000	7.46
Forfeited or expired	(37,500)	14.00
Options outstanding at December 31, 2006	56,000	13.16
Forfeited or expired	(11,000)	11.46
Options outstanding at December 31, 2007	45,000	13.57	4.57	$—

Stock options exercisable at December 31, 2007	42,500	$13.57	4.65	$—

As of December 31, 2007, approximately $1,000 of unrecognized compensation costs related to non-vested stock options is expected to be recognized in 2008.

The following table summarizes restricted stock award activity for the periods ended 2005, 2006, and 2007:

	Restricted Shares	Weighted Average Grant Date Fair Price
Non-vested stock awards as of December 31, 2004	—	—
Granted	5,000	$12.80
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of December 31, 2005	5,000	$12.80
Granted	5,000	$10.87
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of December 31, 2006	10,000	$11.84
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested stock awards as of December 31, 2007	10,000	$11.84

As of December 31, 2007, approximately $27,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over the next sixteen months.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

From January 1, 2003 until December 31, 2005, the Company used the fair value recognition provisions of SFAS 123, prospectively for all employee awards granted, modified, or settled after December 31, 2002. Prior to 2003, the Company accounted for grants of equity compensation under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The Company’s pro forma net income and earnings per share for the year ended December 31, 2005, determined as if the company adopted SFAS 123R for these periods, are as follows:

2005
Net income as reported	$253,904
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	$(13,426)

Pro forma net income	$240,478

Earnings Per Share:
Basic and diluted - as reported	$0.18
Basic and diluted - pro forma	$0.17

NOTE 2 - SECURITIES AVAILABLE FOR SALE AND RESTRICTED SECURITIES

Securities available for sale are recorded at fair value and consist primarily of federal, state and local government obligations and other short-term investments. As of December 31, 2007 and 2006, the amortized cost of securities available for sale approximated fair value. Securities available for sale at December 31, 2007 and 2006 consisted of the following:

	2007
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Government Agency Securities - restricted	$335,000	$—	$—	$335,000

	2006
	Amortized Cos	Unrealized Gain	Unrealized Loss	Fair Value
Government Agency Securities - restricted	$1,000,000	$—	$—	$1,000,000
Government Agency Securities	$2,060,000	$—	$—	$2,060,000

No gains or losses were realized in 2007, 2006, or 2005.

As discussed in note 7, the Company’s line of credit is collateralized by cash, cash equivalents and securities with value of no less than $1,000,000.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - INVENTORIES

Inventory includes, in addition to raw materials, work in process, finished goods and equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sales and cost of sales for this equipment when the risk of loss transfers to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Components of inventory as of December 31, 2007 and 2006 were as follows:

	2007	2006
Raw Materials	$2,841,432	$2,476,687
Work in Process	276,733	270,220
Finished Goods	—	56,360
Subtotal	3,118,165	2,803,267
Finished goods shipped, not recognized as revenue	823,799	695,388
Total	$3,941,964	$3,498,655

Equipment made available to prospective customers for evaluation is included in finished goods inventory at the lower of cost or market.

NOTE 4 - INCOME TAXES

Income tax benefit (expense) for the years ended December 31, 2007, 2006, and 2005 is as follows:

	Current	Deferred	Total
2007
U.S. Federal	$(34,776)	—	(34,776)
State and local	109,555	—	109,555
	74,779	—	74,779
2006
U.S. Federal	46,226	(533,307)	(487,081)
State and local	(37,359)	(76,541)	(113,900)
	8,867	(609,848)	(600,981)
2005
U.S. Federal	$(35,100)	$54,436	$19,336
State and local	159,555	23,823	183,378
	$124,455	$78,259	$202,714

The tax effects of the temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred Tax Assets:
Amortization	1,629,304	1,138,352
Depreciation	39,991	14,231
Inventory	381,534	258,634
Compensation accruals	64,298	82,402
Other accruals and reserves	211,838	201,240
Net operating loss carry forward and credits	453,353	39,234
Total deferred tax assets	2,780,318	1,734,093

Valuation Allowance	(2,780,318)	(1,734,093)
Net current deferred tax assets	—	—

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - INCOME TAXES (CONTINUED)

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

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Recent trends in the newspaper publishing industry, including reduced advertising revenue growth and consolidation of newspaper publishers, make it difficult for Management to forecast future income with a high degree of certainty. As a result, Management has concluded that it is necessary to provide a full valuation allowance against the Company’s deferred tax assets. The Company will maintain the valuation allowance until an appropriate level of profitability is sustained, or there are tax planning strategies that would enable the Company to determine that, in accordance with SFAS 109, additional deferred tax benefits will be realized. The valuation allowance against the Company’s deferred tax assets is $2,780,318 and $1,734,093 as of December 31, 2007 and 2006, respectively. The increase in the valuation allowance of $1,046,225 at December 31, 2007 is comprised of a federal and state (reported in the state and local taxes) increase of $941,120 and $105,105, respectively. The increase in the valuation allowance of $1,734,093 at December 31, 2006 is comprised of a federal and state (reported in the state and local taxes) increase of $1,558,459 and $175,634, respectively.

The following table summarizes the differences between the Company's effective income tax (expense) benefit and the statutory federal tax (expense) benefit for the years ended December 31, 2007, 2006, and 2005:

	Year Ended December 31,
	2007	2006	2005
Statutory federal income tax benefit (expense)	945,388	915,750	(17,405)

Increase (decrease) resulting from:

State and local taxes, net of
Federal income tax benefit (expense)	74,779	(86,913)	236,004
Employee tax credit	—	21,960	—
Permanent differences	(10,862)	(22,350)	(22,564)
Other	6,594	129,031	6,679
Change in valuation allowance	(941,120)	(1,558,459)	—

	74,779	(600,981)	202,714

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. Previously, the Company provided for tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”

A reconciliation of the beginning and ending amount of the liability for uncertain tax positions is as follows:

Liability for uncertain tax positions balance at January 1, 2007	$158,966
Gross increases for tax positions of prior years	—
Gross decreases for tax positions of prior years	(76,520)
Settlements	(4,000)
Lapse of statute of limitations	—
Liability for uncertain tax positions balance at December 31, 2007	$78,446

The Company had no change to its liability for uncertain tax positions as a result of adopting FIN 48 on January 1, 2007. During the twelve months ended December 31, 2007, the Company’s liability for uncertain tax positions decreased by approximately $4,000 due to settlements with state tax authorities and decreased by $76,520 as a result of recent losses. The Company also accrues both penalties and interest related to the liability for uncertain

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - INCOME TAXES (CONTINUED)

tax positions and are charged to income tax expense. As of January 1, 2007 and December 31, 2007, the Company had accrued approximately $75,000 and $34,000, respectively for the payment of interest and penalties, which is included as a component of the liability for uncertain tax positions noted above. As of December 31, 2007, the Company’s liability for uncertain tax positions totaled $78,446, all of which, if recognized, would impact the effective rate.

The liability for uncertain tax positions and related penalties and interest is included in other accrued liabilities.

The Company is subject to income taxes in U.S. federal and various state jurisdictions, and is subject to ongoing examinations by certain tax authorities in these jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws, and regulations and require significant judgment to apply. Company management believes the Company is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004. In addition, in state and local jurisdictions in which the Company files income tax returns, Company management believes the Company is no longer subject to tax examinations by tax authorities for the years before 2003.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment at December 31, 2007 and 2006 consist of the following:

	2007	2006	Estimated Useful life (Years)
Land	$500,500	$500,500	—
Building	1,431,771	1,431,771	31
Building Improvements	547,858	547,858	10
Machinery	355,272	284,996	5
Furniture and Fixtures	218,754	218,754	5
Computer Equipment	1,442,470	1,404,381	5
Automobiles	44,357	44,357	5
Leased Equipment	558,680	558,680	3
	5,099,662	4,991,297
Less: Accumulated depreciation and amortization	(3,289,156)	(2,830,166)

	$1,810,506	$2,161,131

Included in property, plant and equipment is post-press equipment that was manufactured by the Company and leased to a customer for a period of 26 months (also see Note 8). At the end of the lease term, the lessee has an option to purchase the equipment or return it to the Company.

Depreciation expense charged to income was $280,339, $269,261, and $238,759 in 2007, 2006 and 2005, respectively. Amortization of the leased equipment charged to cost of sales amounted to 178,651, $180,748, and $0 in 2007, 2006 and 2005, respectively.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess cost over the amounts assigned to assets acquired and liabilities assumed in a business combination. The changes in the carrying value of goodwill for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Balance as of January 1	$—	$2,190,847	$—

Consideration paid for the
Newstec, Inc. Stock Acquisition	—	400,000	2,190,847
Impairment loss	—	(2,590,847)

Balance as of December 31	$—	$—	$2,190,847

In 2005, the Company acquired Newstec, Inc. The amount of the purchase price assigned to goodwill from this purchase was $2,522,686. Prior to the Newstec acquisition, the Company’s goodwill resulted from the purchase of certain assets of Hall Processing Systems in 1994. The Company tested goodwill in the fourth quarter of 2006, and determined that the fair value of Quipp was less than the carrying value. Therefore, the Company calculated the implied fair value of its goodwill, in accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” which resulted in an impairment charge of $2,590,847 to selling, general and administrative expenses.

Due to recent challenging business conditions, in the fourth quarter of 2007, the Company determined it necessary to test the recoverability of its amortizable intangible assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”). The Company determined the fair value of the intangible asset group using the expected present value of future cash flows that are directly associated with the intangible assets. The Company used estimates, judgments and assumptions that management believes were appropriate in the circumstances. The Company calculated that the present value of future cash flows was less than the carrying value of the intangible asset group and recorded an impairment charge of $1,090,000 to selling, general and administrative expenses.

As of December 31, 2007, the carrying amount and remaining estimated life of amortizable intangible assets follows:

	Gross Carrying Value	Accumulated Amortization	Net Value	Remaining Estimated Life
Patent	366,994	(294,981)	72,013	12.3 years
Acquired Technology	419,592	(339,286)	80,306	2.3 years
Customer Relationship	163,290	(68,700)	94,590	2.6 years
Tradename	156,635	(60,394)	96,241	7.6 years
Non-Competition Agreement	1,903,588	(1,158,125)	745,463	2.6 years
	$3,010,099	$(1,921,486)	$1,088,613

During the second quarter of 2007, the Company determined that it was necessary to accelerate the amortization for the Newstec non-competition intangible asset, reducing the original life from seven to five years. During the fourth quarter 2007, the Company determined that it was necessary to accelerate the amortization of the Newstec customer relationship intangible asset, reducing the original life from ten to five years.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (CONTINUED

Expected amortization expense for the remaining life of the intangible assets follow:

2008	$380,645
2009	376,645
2010	219,252
2011	18,533
Thereafter	93,538
$1,088,613

NOTE 7 - DEBT

On March 25, 2005, the Company entered into a line of credit agreement. Under the terms of the agreement, the Company can borrow up to $3,000,000, subject to a limit based on eligible accounts receivable and inventory. Borrowings are secured by all accounts receivable, inventory, intangibles and contract rights, as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. At December 31, 2007, we did not meet the debt covenants required by the Agreement and received a waiver through the Agreement expiration date, April 30, 2008. The line of credit is subject to renewal based on terms in the Agreement. There is no assurance the Company will be able to retain the line of credit or maintain the same terms as in the current Agreement. As of the December 31, 2007, there was no balance on the line of credit.

Long-term debt consisted of the following at December 31, 2007 and 2006:

	2007	2006
$2,340,000 Variable Rate Industrial Revenue Bond secured by a letter of credit payable in annual installments of $100,000 in 2007 and $150,000 in 2008. The bonds bore interest at 3.8%in 2007 and 2006	$150,000	$250,000

4.99% automobile loan, principal and interest of $848 due monthly through 2008	4,162	14,666

Less: current portion	154,162	(109,654)
Long term debt, net of current portion	$—	$155,012

NOTE 8 - LEASES

The Company leases certain premises and phone equipment under operating leases. At December 31, 2007, the minimum future lease obligation under its long term leases is as follows:

2008	61,728
2009	15,152
2010	2,727
$79,608

Rent expense was $59,308, $84,807 and $66,725 in 2007, 2006, and 2005 respectively.

Beginning in 2006, the Company leased post-press equipment to a customer under an operating lease arrangement. Under the equipment lease agreement, as amended, the lessee leases the equipment from the Company for a term of 26 months and has an option to purchase the equipment at the end of the lease term (April 30, 2008). The Company will receive minimum future rentals of $80,000 in 2008 under the lease.

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share is computed by dividing net (loss) income (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted net (loss) income per share gives effect to stock options considered to be potential common shares, if dilutive, computed using the treasury stock method. The Company had 56 and 58 common stock equivalents in 2007 and 2006, respectively, that were not included in the earnings per share because the effect is antidilutive. The following table presents the calculation for the number of shares used in the basic and diluted net (loss) income per share computations:

	2007	2006	2005
Net (loss) income Shares	$(2,705,774)	$(3,294,362)	$253,904
Basic weighted average number of shares	1,477,746	1,455,710	1,429,929

Common stock equivalents from option plan	—	—	—
Diluted Basic average number of shares	1,477,746	1,455,710	1,429,929

(Loss) earnings per share:
Basic and diluted (loss)
income per share	$(1.83)	$(2.26)	$.18

NOTE 10 - MAJOR CUSTOMERS AND SALES BY GEOGRAPHIC AREA

For the years ended December 31, 2007, 2006, and 2005, no single newspaper customer accounted for ten percent or more of our net sales. A number of our newspaper customers are part of large newspaper chains, including newspaper chains that are part of larger media groups. Management believes that purchase decisions regarding individual pieces of equipment are made by the individual newspapers, while decisions regarding the purchase of complex systems involve input from the corporate office of the newspaper chain or media group. Newspapers owned by Gannett Co, Inc. accounted for 11% of our net sales in 2007. Newspapers owned by Gannett Co, Inc. accounted for 10% of our net sales in 2006. Newspapers owned by Gannett Co, Inc. and The New York Times Company each accounted for 11% of our net sales in 2005. Since our equipment is designed to have an extended life, our largest individual newspaper customers usually change from year to year.

We sell most of our products to newspaper publishers in the United States. Our foreign sales accounted for 15%, 7%, and 7% of total sales in 2007, 2006, and 2005, respectively. The following table indicates the amount of sales by geographic area during the past three years:

	2007	2006	2005
SALES BY GEOGRAPHIC AREA
United States	20,993,645	$24,549,637	$24,096,107
Canada	1,612,224	562,435	564,362
Latin America	1,877,580	1,161,598	613,421
Europe	73,925	16,214	1,354
Other	59,228	123,797	507,635

	$24,616,602	$26,413,681	$25,782,879

QUIPP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - EMPLOYEE BENEFIT PLAN

The Quipp Systems, Inc. Employee Savings and Investment Plan (the Savings Plan), is a defined contribution plan that covers substantially all full-time employees. The Savings Plan permits eligible employees to contribute up to 20% of annual compensation, subject to the maximum allowable contribution limits of Sections 415, 401(k) and 404 of the Internal Revenue Code. Beginning January 1, 2007, the Company matches employee contributions at the rate of 100% for the first 3% of employee compensation deferred by a participant and 50% of additional contributions, until an aggregate maximum of 7% of employee compensation has been deferred. Prior to 2007, the Company matched employee contributions at the rate of 60% for the first 8% of compensation deferred by each participant. The amount contributed by the Company in 2007, 2006, and 2005, was $207,521, $197,858 and $182,417, respectively.

Beginning January 1, 2005, the Company implemented a Supplemental Executive Retirement Program (the “SERP”) for certain Company employees. The SERP provides for three-year performance periods, and the Company will make common stock allocations to participant accounts following the end of each performance period. The total amount of allocations following the end of each performance period will be equal to five percent of the Company’s net income during the three years in the performance period, as reported in the Company’s annual reports on Form 10-K, up to a maximum dollar amount specified by the Corporate Governance and Compensation Committee of the Company’s Board of Directors. There was no liability related to the SERP at the end of 2007 or 2006.

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, securities available for sale, accounts receivable, other assets, prepaid expenses and other current assets, long-term debt, accounts payable, accrued salaries and wages and other accrued liabilities approximate fair value based on their short term maturities.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company has employment agreements with three employees that expire in 2008. The obligation under these contracts total $427,500. In the normal course of business, the Company is exposed to litigation and other asserted and unasserted claims. In the opinion of management, the resolution of these matters would not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 14 – SUBSEQUENT EVENTS

On March 26, 2008, the Company, Illinois Tool Works Inc. (“ITW”) and Headliner Acquisition Corporation, a wholly-owned subsidiary of ITW(“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) pursuant to which Merger Sub will merge with and into the Company, the Company will become a wholly-owned subsidiary of ITW, and all outstanding shares of common stock of the Company (other than shares held by the shareholders who have properly exercised their dissenters’ rights)will be converted into the right to receive an amount per share in cash of $4.30 to $5.65. The definitive price per share will be determined based on adjustments relating to the amount of the Company’s cash and cash equivalents and specified indebtedness prior to consummation of the transaction. The Company will not proceed with the transaction if the adjusted price would be less than $4.30 per share. All outstanding stock options will be cancelled under separate agreements.

The Company declared and paid a dividend of $.05 per common share totaling $73,887 in the first quarter of 2008.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.

Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

The report of management on our internal control over financial reporting appears in Item 8 and is incorporated herein by reference

Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

Not applicable.

PART III

Item 10.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information, as of December 31, 2007, regarding securities issuable under our Equity Compensation Plan, which is our only equity compensation plan currently in effect and was approved by our shareholders.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued Upon exercise of Outstanding options	Weighted- average exercise price of outstanding	Number of securities remaining available for future issuance under equity compensation
Equity compensation plans approved by
security holders	45,000	$13.57	140,389
Equity compensation plans not approved
by security holders	—	—	—

Total	45,000	$13.57	140,389

Other information required to be disclosed in this Item will be included in our proxy statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement

Item 13.

Certain Relationships and Related Transactions, and Director Independence

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

Item 14.

Principal Accounting Firm Fees and Services

This information will be included in our Proxy Statement relating to our Annual Meeting of Shareholders or in an amendment to this report, which will be filed within 120 days after the close of our fiscal year covered by this report, and, if applicable, is hereby incorporated by reference to such Proxy Statement.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

1

Financial Statements - See "Index to Financial Statements" in Item 8

2

Schedule II – Valuation and Qualifying Accounts. All other schedules are omitted because they are inapplicable.

3.

Exhibits (Note: The file number of all referenced reports and registration statements, is 0-14870.)

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants’ Current Report on Form 8-K, filed March 5, 2007).
*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).
*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).
*10.3	Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K.for the fiscal year ended December 31, 1998)
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

*10.5

Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005)

*10.6

Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

*10.8	Summary of Directors’ Compensation
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

21	Subsidiaries of the Registrant.

Exhibit No.	Description
23	Consent of KPMG LLP.
31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934 .
32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.
32.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

———————

*

Constitutes management contract or compensatory plan or arrangement required to be  filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quipp, Inc.

Date: March 31, 2008	By:	/s/ MICHAEL S. KADY
MICHAEL S. KADY
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/ s / MICHAEL S. KADY	Chief Executive	March 31, 2008
MICHAEL S. KADY	Officer and Director

/ s / WILLIAM A. DAMBRACKAS	Director	March 31, 2008
WILLIAM A. DAMBRACKAS

/ s / LAWRENCE J. GIBSON	Director	March 31, 2008
LAWRENCE J. GIBSON

/ s / CRISTINA H. KEPNER	Director	March 31, 2008
CRISTINA H. KEPNER

/ s / ARTHUR J. RAWL	Director	March 31, 2008
ARTHUR J. RAWL

/ s / ROBERT C. STRANDBERG	Director	March 31, 2008
ROBERT C. STRANDBERG

/ s / JOHN D. LORI	Director	March 31, 2008
JOHN D. LORI

/ s / ERIC BELLO	Chief Financial Officer and	March 31, 2008
ERIC BELLO	Treasurer (Principal Financial
and Accounting Officer)

QUIPP, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)
3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrants’ Current Report on Form 8-K, filed March 5, 2007).
*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).
*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).
*10.3	Quipp Inc. Management Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K.for the fiscal year ended December 31, 1998)
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

*10.5

Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005)

*10.6

Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.7

Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors III (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

*10.8	Summary of Directors’ Compensation
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

21	Subsidiaries of the Registrant.
23	Consent of KPMG LLP.
31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934 .
32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.
32.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

———————

*

Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

QUIPP, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2007, 2006, and 2005

	Balance, beginning of year	(a) Charged to Expenses	(b) Recoveries and (Write-offs)	(c) Newstec Acquisition	Balance, End of year

Year ended December 31, 2007:
Allowance for doubtful accounts	112,625	66,943	—		179,568

Year ended December 31, 2006:
Allowance for doubtful accounts	147,840	(7,797)	(27,418)	—	112,625

Year ended December 31, 2005:
Allowance for doubtful accounts	167,705	(16,545)	(30,126)	26,806	147,840

	Balance, beginning of year	Accrued warranty costs	(d) Payments in kind	(c) Newstec Acquisition	Balance, End of year
Year ended December 31, 2007:
Accrued warranty	224,934	180,900	(196,643)		209,191

Year ended December 31, 2006:
Accrued warranty	263,119	267,354	(305,539)	—	224,934

Year ended December 31, 2005:
Accrued warranty	231,857	104,232	(157,136)	84,166	263,119

———————

(a)

Charges to expense result from increases or decreases to our allowance for doubtful accounts due to the assessment of the collectability of customer accounts and the aging of our accounts receivable.

(b)

 We write-off trade accounts when we have exhausted all reasonable efforts to collect outstanding receivable balances. Recoveries are recorded when we collect accounts that were previously written off.

(c)

Changes in valuation account resulting from acquisition of Newstec in August 2005.

(d)

Payments in kind represent cost to repair or replace defective items.