Form 10-K/A
period 2007-12-31
QUIPP INC
filed 2008-04-30
CIK 796577

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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of voting stock held by non-affiliates of the Registrant on June 30, 2007 was approximately $7,830,795*. The number of shares of the Registrant’s common stock, $.01 par value, outstanding at April 18, 2008 was 1,477,746.
DOCUMENTS INCORPORATED BY REFERENCE
None

*	Calculated by excluding all shares held by executive officers, directors of registrant, and holders of more than ten percent of the registrant’s outstanding common stock without conceding that all such persons are “affiliates” of registrant for purposes of the federal securities laws.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
     Set forth below is certain information concerning Quipp’s directors:

Name	Age	Position with the Company

Cristina H. Kepner	62	Chairman of the Board
William A. Dambrackas	64	Director
Lawrence J. Gibson	55	Director
Michael S. Kady	58	President, Chief Executive Officer and Director
John D. Lori	39	Director
Arthur J. Rawl	65	Director
Robert C. Strandberg	50	Director
     Ms. Kepner has been a director of Quipp since January 1995 and Chairman of the Board of Directors since April 2004. She was Executive Vice President of Invemed Associates, LLC, an investment banking firm, from February 1978 to December 2000. Ms. Kepner is a director of Monogram Bioscience, Inc. and Cepheid.
     Mr. Dambrackas has been a director of Quipp since October 2004. Mr. Dambrackas is Executive Vice President, Advanced Technology of Avocent Corporation, a provider of digital KVM (keyboard, video and mouse) switching systems, serial connectivity devices, and extension and wireless extension products and technologies for the computer industry. He was the Chairman, President and Chief Executive Officer of Equinox Systems, Inc., a designer and marketer of server-based communications products, from March 1983, when he founded the company, until January 2001, when Equinox was acquired by Avocent. Mr. Dambrackas has been granted United States patents for four computer technology inventions, and is the inventor of Dambrackas Video Compression (DVC), a patent-pending remote server management technology.
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

     Mr. Lori has been a director of Quipp since October 2006. He has been the managing member of JDL Capital, LLC since February 2004. JDL Capital is an investment management firm and the general partner of JDL Partners, LP, an investment limited partnership. From September 1997 to February 2004, Mr. Lori was a Managing Director — Portfolio Manager at U.S. Trust, an investment management company.
     Mr. Rawl has been a director of Quipp since May 2004. He has been Chairman and Chief Executive Officer of Rawl & Associates, a private strategic consulting firm, since May 2003. From September 1999 until May 2003, he was President and Chief Executive Officer of Brazil American Auto Group, Inc., a Sao Paulo-based consolidator of South American automotive retailers. From 1997 to 1999, Mr. Rawl was a consultant to Chrysler Financial Corp. in connection with the development of a new structured financial product line. From 1994 to 1997, he was Executive Vice President and Chief Financial Officer of United Auto Group, Inc., a consolidator and operator of automobile dealerships and related businesses. From 1990 to 1994, Mr. Rawl was Executive Vice President of Hanlin Group, Inc., a chemical and PVC products manufacturer. Prior to that time, he had a 23 year tenure at Deloitte & Touche LLP, including 12 years as a partner. Mr. Rawl is a director of Ecolocap,Inc. and Tiger Ethanol Inc.. Mr. Rawl is the Board Chairman of the British Memorial Garden Trust, Inc., a public charity. Mr. Rawl is a certified public accountant.
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
     On October 19, 2006, Quipp entered into an agreement (the “JDL Agreement”) with the members of the “JDL Group,” consisting of JDL Capital, LLC, JDL Partners, LP (“JDL Partners”), John D. Lori and five other individuals who, together with Mr. Lori, were nominated by JDL Partners for election to the Board of Directors at Quipp’s 2006 Annual Meeting of Shareholders. Under the JDL Agreement, the Company increased the size of the Board by one director, and Mr. Lori was elected to serve on the Board of Directors. Quipp also agreed to nominate Mr. Lori for election to the Board of Directors at future annual meetings so that, if elected by shareholders, Mr. Lori would serve on the Board of Directors for a period of at least three years. In accordance with the JDL Agreement, Mr. Lori was also named to the Audit Committee of the Board of Directors and a special committee of the Board of Directors that is considered strategic alternatives (the other members of this committee are Messrs. Dambrackas and Strandberg and Ms. Kepner). In addition, Quipp agreed that Mr. Lori will serve on any other committee that deals with strategic alternatives, business combination or disposition transactions, debt or equity financings, and similar matters.

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
     In connection with his election as a director, and in accordance with the JDL Agreement, Mr. Lori receives the same cash compensation and reimbursement of expenses as are payable to other non-employee directors. In addition, he is entitled to receive equity compensation, generally on the same basis as provided to members of the Board of Directors, subject to the right of the Board of Directors to substitute comparable instruments that settle in cash.
Section 16(a) Beneficial Ownership Reporting Requirement
     Section 16(a) of the Securities Exchange Act of 1934 requires Quipp’s officers and directors and beneficial owners of more than 10 percent of Quipp’s common stock to file reports of ownership of Quipp’s securities and changes in ownership with the Securities and Exchange Commission. Based on its review of Section 16(a) filings, Quipp believes that all filings required to be made during 2007 were made on a timely basis.
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
Audit Committee
     Quipp’s Board of Directors has established an Audit Committee for the purpose of overseeing Quipp’s accounting and financial reporting process and audits of its financial statements. Quipp’s Audit Committee is currently comprised of Mr. Rawl (Chairman), Ms. Kepner, Mr. Lori and Mr. Strandberg.

Audit Committee Financial Expert
     Quipp’s Board of Directors has determined that Mr. Rawl is an “audit committee financial expert,” as that term is defined in Securities and Exchange Commission regulations, and that Mr. Rawl is independent within the meaning of the rules of the Nasdaq Stock Market, Inc.

SUMMARY COMPENSATION TABLE — 2007
     The following table sets forth certain information regarding compensation for Quipp’s Chief Executive Officer and other two most highly paid executive officers, who are referred to as “named executive officers.”

Name and					Stock	Option	All Other		Total
Principal Position	Year	Salary		Bonus	Awards(1)	Awards(2)	Compensation		Compensation
Michael S. Kady	2007	$233,194		—	$39,450	$7,998	$23,114	(3)	$303,756
President and	2006	$222,772		—	$33,411	$7,992	$22,457	(3)	$286,632
Chief Executive Officer
John F. Connors III	2007	$200,000		—	—	—	—		$200,000
Vice President of	2006	$200,000		$15,000	—	—	—		$215,000
Corporate Development
Angel Arrabal	2007	$163,849	(4)	—	—	—	$7,373		$163,849
Vice President—Sales	2006	$160,852	(4)	—	—	—	$7,155		$160,852
and Marketing of Quipp Systems, Inc.

(1)	Quipp did not grant any stock awards to the named executive officers in 2007. The amounts shown for stock awards are equal to the dollar amounts recognized for financial statement purposes in 2006 and 2007 with respect to restricted stock awards, computed in accordance with Statement of Financial Accounting Standards No. 123 (revised) (“SFAS 123(R)”), but, in accordance with SEC regulations, without giving effect to estimated forfeitures. In determining the amounts in this column, Quipp utilized grant date fair prices of $12.80 per share with respect to the 5,000 restricted shares issued on February 23, 2005 and $10.87 per share with respect to the 5,000 restricted shares issued on April 25, 2006..

(2)	Quipp did not grant any options to the named executive officers in 2006 and 2007. The amounts shown for option awards are equal to the dollar amounts recognized for financial statement purposes in 2006 and 2007 with respect to stock option grants, computed in accordance with SFAS 123(R), but, in accordance with SEC regulations, without giving effect to estimated forfeitures. The assumptions used in determining the amounts in this column are set forth in note 1 to Quipp’s consolidated financial statements included in the initial filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

(3)	Includes an automobile allowance of $12,000 in 2006 and 2007.

(4)	Includes $71,068 and $70,512 in sales commissions in 2006 and 2007, respectively. Mr. Arrabal does not participate in Quipp’s Management Incentive Compensation Plan.
Employment Agreements
     Quipp entered into an employment agreement with Michael S. Kady, Quipp’s President and Chief Executive Officer, on October 25, 2005. Under the agreement, Mr. Kady serves as Quipp’s President and Chief Executive Officer and as President of its wholly-owned subsidiary, Quipp Systems, Inc. and in such additional executive positions as Quipp’s Board of Directors determines. The agreement expires in October 2008, but in the event of a change of control, as defined in the agreement, the expiration date will be extended until 24 months following the month in which the change of control occurs.
     In connection with Quipp’s acquisition of Newstec, Inc., Quipp entered into an employment agreement with John F. Connors, III on August 10, 2005. Under the agreement, Mr. Connors serves as Quipp’s Vice President — Corporate Development. In addition, Quipp pays Mr. Connors an annual base salary at the minimum rate of $200,000, subject to such upward adjustment as the Board may determine. Mr. Connors also is eligible for a discretionary annual bonus under Quipp’s Management Incentive Compensation Plan. He received a minimum annual bonus of $15,000 with respect to 2005 and 2006, as required under the agreement. Mr. Connors also is entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs. The agreement expires in August 2008.
Supplemental Executive Retirement Plan (“SERP”)
     Quipp’s SERP provides an opportunity for participants to receive stock units based on Quipp’s performance over three-year performance periods. The Corporate Governance and Compensation Committee determines the amount of allocations to participant accounts, in the form of stock units, following the end of each performance period. The first three-year performance period was January 1, 2005 — December 31, 2007. A new three-year performance period will begin each January 1, unless the Corporate Governance and Compensation Committee determines otherwise, so that there will be overlapping performance periods. For example, there are performance periods for 2006-2008 and 2007-2009, with allocations, if any, to be made following the end of each performance period.
     The total amount available for allocations following the end of each performance period will be equal to five percent of Quipp’s net income during the three years in the relevant performance period, as reported in Quipp’s Annual Report on Form 10-K, up to a maximum dollar amount specified by the Corporate Governance and Compensation Committee. At any time during a performance period, the Corporate Governance and Compensation Committee may review the amount expected to be allocated following the end of the performance period under this formula to determine whether five percent continues to be an appropriate multiple, and the Corporate Governance and Compensation Committee may make such adjustments to the formula and the maximum dollar amount as it deems appropriate. The Corporate Governance and Compensation Committee also will have discretion to make adjustments to the calculation of net income for purposes of the SERP to take into account extraordinary events and other circumstances as the Corporate Governance and Compensation Committee determines.
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
     The first three-year performance period was completed at the end of 2007. No amounts were available for allocation under the SERP with respect to this period.

Outstanding Equity Awards At Fiscal Year End — 2007
     The following table sets forth information with respect to outstanding option awards and unvested restricted stock held by Mr. Kady. No other named executive officer holds option awards or restricted stock.

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market
	Securities	Securities			Shares of	Value of
	Underlying	Underlying	Option	Option	Stock That Have Not	Shares That Have Not
	Unexercised Options	Unexercised Options	Exercise	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	Price	Date	(#)	($)
Michael S. Kady	7,500	2,500 (1)	$13.60	2/15/11
	—	—	—	—	10,000 (2)	$34,000 (3)

(1)	These options vest as on February 16, 2008.

(2)	Of the restricted shares listed, 5,000 shares vested on February 22, 2008 and 5,000 shares will vest on April 25, 2009.

(3)	The amount shown is based on the $3.40 closing price of Quipp common stock on December 31, 2007, the last trading day in 2007, as reported on Nasdaq.
Potential Payments Upon Termination or Change of Control
     This section contains a description of payments that may be made to Quipp’s named executive officers upon several events of termination, including termination in connection with a change of control. The information in this section does not include information relating to the following:
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
     In addition, for a period of 12 months following any termination without cause or constructive termination without cause, Quipp will reimburse Mr. Kady for the cost of COBRA health insurance continuation coverage under Quipp’s health plan. Mr. Kady also will be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs. In addition, the agreement contains certain non-competition and non-solicitation provisions. The restrictions under these provisions will remain in effect until two years after the date of Mr. Kady’s termination of employment. Mr. Kady also agreed to certain confidentiality provisions.
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
     In December 2000, Quipp and its wholly-owned subsidiary, Quipp Systems, Inc. entered into change of control agreements with several officers of Quipp Systems, including Mr. Arrabal. Under each change of control agreement, if the officer is terminated for any reason other than “cause” (as defined in the agreement) or suffers a “constructive termination without cause” during the period commencing 90 days prior to a change of control and ending 12 months following the change of control, the officer will receive an amount equal to two times his base salary. In addition, for a period of 12 months following each termination or constructive termination, Quipp will reimburse the officer for the cost of COBRA health insurance continuation coverage under Quipp’s health plan and will continue to provide any automobile or automobile allowance made available to the officer prior to the change of control (Mr. Arrabal does not have an automobile allowance). The officer also will be entitled to receive any benefits accrued and due under all of Quipp’s applicable benefit plans and programs.
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
     Under Mr. Kady’s employment agreement and the change of control agreements described above, a “change of control” is defined generally as meaning the acquisition by a person of securities having more than 20 percent of the voting power of Quipp’s outstanding securities; a sale or other disposition of substantially all of Quipp’s assets; any transaction as a result of which Quipp’s shareholders do not beneficially own at least 80 percent of the voting power of the surviving company in the election of directors; or a change in the composition of Quipp’s Board of Directors as a result of which “incumbent board members” (as defined in the agreement) constitute less than a majority of the Board of Directors. However, the Board of Directors may determine that one or more of these events do not constitute a change of control, provided that a majority of the Board of Directors consists of incumbent board members. A “constructive termination without cause” means an executive’s resignation following a material reduction in his compensation, a significant diminution in his duties and responsibilities, assignment of duties and responsibilities that are materially and adversely inconsistent with the duties and responsibilities he held on the date of the agreement, or the required relocation of the executive out of the greater Miami, Florida area, in each case except as is due to cause or disability.
Acceleration of Vesting Provisions Pertaining to Stock Options and Restricted Stock Upon a Change of Control
     Under our Equity Compensation Plan, upon a change of control all stock options and restricted stock granted prior to the change of control immediately vest, unless otherwise determined by the Corporate Governance and Compensation Committee.
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
Director Compensation
     Quipp currently pays each non-employee director an annual cash retainer of $6,000 ($8,000 for the Chairman of the Board and $7,000 for each Committee chair), a fee of $1,200 for attendance at each meeting of the Board of Directors ($600 for each meeting attended by teleconference) and a fee of $400 for each meeting of a Board committee ($200 for each meeting attended by teleconference). Quipp also grants an option to purchase 5,000 shares of its common stock to each new director. The options have an exercise price per share equal to the closing price of the Company’s common stock on the date of grant generally. The options vest immediately upon grant and expire on the tenth anniversary of the date of grant.
     The following table summarizes the compensation paid to non-management directors during the fiscal year ended December 31, 2007:
Director Compensation Table — 2007

	Fees Earned or	Option Awards	Total
Name	Paid in Cash	($)	($)
William A. Dambrackas	$17,600	$—	$17,600
Larry J. Gibson	$16,400	$—	$16,400
Cristina H. Kepner	$18,400	$—	$18,400
John D. Lori	$18,454	$—	$18,454
Arthur J. Rawl	$16,200	$—	$16,200
Robert C. Strandberg	$17,200	$—	$17,200
David W. Wright*	$13,282	$—	$13,282

*	Mr. Wright resigned his position as a member of the Board of Directors on September 10, 2007.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information concerning ownership of Quipp common stock as of April 9, 2008 (unless otherwise noted) by (a) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of the common stock, (b) each director of Quipp, (c) each executive officer of Quipp named in the Summary Compensation Table under “Executive Compensation,” and (d) all directors and executive officers of Quipp as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had sole voting and investment power with respect to the shares listed next to such person’s name.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned	Outstanding Shares(1)
William A. Dambrackas(2)	5,000	*
Lawrence J. Gibson(2)	5,000	*
Michael S. Kady (3)	23,160	1.6%
Cristina H. Kepner(4)	26,174	1.8%
John D. Lori (2)(5)	147,000	9.9%
Arthur J. Rawl(2)	5,100	*
Robert C. Strandberg(2)	—	*
Angel Arrabal	10	*
Eric Bello	25	*
John Connors III	23,986	1.6%
Mohammed Jamil	35	*
Christer A. Sjogren	858	*
David Switalski	15	*
Aegis Financial Corp.(6)	97,350	6.6%
Boston Avenue Capital, LLC.(7)	114,516	7.7%
Farnam Street Partners, L.P. (8)	233,574	15.8%
Kenneth G. Langone (9)	79,607	5.4%
Pyramid Trading Limited Partnership (10)	162,838	11.0%
David W. Wright (11)	85,000	5.8%
All directors and executive officers as a group(12)	241,363	15.9%

*	Less than 1%

(1)	Applicable percentage of ownership is based on 1,477,746 shares of common stock outstanding on April 9, 2008. Beneficial ownership is determined in accordance with rules of the Securities and Exchange Commission and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock options exercisable currently, or within 60 days of April 9, 2008, are deemed outstanding and to be beneficially owned by the person holding such option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 5,000 shares underlying options. The options will be canceled in connection with the merger.

(3)	Includes 10,000 shares underlying options and 5,000 shares of restricted stock. The options will be canceled in connection with the merger.

(4)	Includes 10,000 shares underlying options. The options will be canceled in connection with the merger.

(5)	Consists of 142,000 shares held jointly by JDL Partners, LP (“JDL”), JDL Capital, LLC (“JDL Capital”) and John D. Lori (collectively, the “JDL Reporting Persons”). JDL is a Delaware private investment partnership whose general partner is JDL Capital. JDL Capital is a Delaware investment management firm that serves as the general partner of JDL. Mr. Lori is the managing member of JDL Capital. JDL Capital and Mr. Lori disclaim beneficial ownership of the shares held by JDL, except to the extent of any pecuniary interest therein. The address of the JDL Reporting Persons is 106 Seventh Street, Suite 205, Garden City, New York 11530. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 26, 2005 and Amendment No. 4 to the Schedule 13D, filed with the Securities and Exchange Commission on December 14, 2005 by JDL, JDL Capital and Mr. Lori and information provided to Quipp by JDL Capital.

(6)	Based on information filed by Aegis Financial Corporation (“Aegis” ), Scott L. Barbee and William S. Berno, it appears that Messrs. Barbee and Berno have shared voting and dispositive power with respect to 94,550 shares held by Aegis. Mr. Barbee also has sole voting power with regard to an additional 2,000 shares, and Mr. Berno also has sole voting and dispositive power with respect to an additional 800 shares; these shares are not held by Aegis. The address of Aegis is 1100 North Glebe Road, Suite 1040, Arlington, Virginia 22201-4798. The information in this note is derived from a Schedule 13G filed with the Securities and Exchange Commission on December 31, 2007 by Aegis, Mr. Berno and Mr. Barbee.

(7)	The general manager of Boston Avenue Partners, LLC (“Boston Avenue”) is Value Fund Advisors, LLC (“VFA”), and the manager of VFA is Charles M. Gillman. The address of Boston Avenue, VFA and Mr. Gillman is 415 South Boston, 9th Floor, Tulsa, Oklahoma 74103. The information in this note is derived from Amendment No. 1 to a Schedule 13D filed with the Securities and Exchange Commission by Boston Avenue, VFA and Mr. Gillman on June 6, 2007.

(8)	The General Partner of Farnam Street Partners, L.P. (“Farnam”) is Farnam Street Capital, Inc. (“Farnam Street Capital”). Raymond E. Cabillot is Chief Executive Officer and Chief Financial Officer of Farnam Street Capital and Peter O. Haeg is President and Secretary of Farnam Street Capital. Messrs. Cabillot and Haeg have shared beneficial ownership with regard to the shares held by Farnam. The address of Farnam, Farnam Street Capital and Messrs. Cabillot and Haeg is 3033 Excelsior Boulevard, Suite 300, Minneapolis, Minnesota 55426. The information in this note is derived from Amendment No. 2 to Schedule 13D filed with the Securities and Exchange Commission on April17,2008 by Farnam, Farnam Street Capital and Messrs. Cabillot and Haeg.

(9)	Includes 33,891 shares held by Invemed Associates LLC. Mr. Langone is the Chairman of the Board and President of Invemed Associates LLC and principal owner of its corporate parent. The address of Mr. Langone is Invemed Associates LLC, 375 Park Avenue, New York, New York 10152. The information in this note is derived from Amendment No. 9 to a Schedule 13D filed with the Securities and Exchange Commission on August 21, 2001 by Mr. Langone.

(10)	Pyramid Trading Limited Partnership has shared beneficial ownership with regard to all 162,838 shares with Oakmont Investments, LLC and Mr. Daniel Asher. Oakmont Investments, LLC is the general partner of Pyramid Trading Limited Partnership, and Mr. Asher is Manager of Oakmont Investments, LLC. The address of Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher is 440 S. LaSalle Street, Suite 700, Chicago, IL 60605. The information in this note is derived from a Schedule 13D filed with the Securities and Exchange Commission on July 3, 2000 and Amendment No. 1 to Schedule 13D filed with the Securities and Exchange Commission on May 8, 2001 by Pyramid Trading Limited Partnership, Oakmont Investments, LLC and Mr. Asher.

(11)	Consists of 58,600 shares beneficially owned directly by Henry Partners, L.P. (“Henry Partners”) and 26,400 shares beneficially owned directly by Matthew Partners L.P. (“Matthew Partners”) and in each case indirectly owned by Henry Investment Trust, L.P. (“HIT”), which is the general partner of Henry Partners and Matthew Partners, and by David W. Wright, President and Managing Member of Canine Partners, LLC, the general partner of HIT. The foregoing information is derived from a Schedule 13D filed with the Securities and Exchange Commission on November 20, 2006 and from Amendment No. 3 to the Schedule 13D filed with the Securities and Exchange Commission on April 17,2008 by Henry Partners, Matthew Partners, HIT and Mr. Wright.

(12)	Includes 45,000 shares underlying options and 5,000 shares with restricted stock. The stock options will be canceled in connection with the merger.

     The following table provides information, as of December 31, 2007, regarding securities issuable under Quipp’s Equity Compensation Plan, which is its only equity compensation plan currently in effect and was approved by our shareholders.
Equity Compensation Plan Information

Number of
	Number of		Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-Average	for Future Issuance
	Exercise of	Exercise Price of	Under Equity
Plan Category	Outstanding Options	Outstanding Options	Compensation Plans
Equity compensation plans approved by security holders	45,000	$13.57	140,389
Equity compensation plans not approved by security holders	—	—	—
Total	45,000	$13.57	140,389

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Newstec Acquisition
     As previously disclosed, on August 10, 2005, Quipp entered into a Share Purchase Agreement (the “Purchase Agreement”) with the shareholders of Newstec, including Mr. John F. (“Skip”) Connors, III, under which Quipp acquired all of the outstanding stock of Newstec. Prior to Quipp’s execution of the Purchase Agreement, Newstec was privately held by Mr. Connors and his brother, Terrence B. Connors, and Quipp’s negotiation of the agreement with the Messrs. Connors was on an arm’s-length basis. Under the Purchase Agreement, Quipp paid $4,026,000 in cash and issued 43,971 shares of common stock.
     In connection with the entry into the Purchase Agreement, Quipp also entered into employment agreements with each of the Messrs. Connors. John F. Connors’ employment agreement is described above in the narrative accompanying the Summary Compensation Table and under “Potential Payments Upon Termination or Change of Control.” The terms of Terrence B. Connors’ employment agreement are substantially similar to Mr. John F. Connors’ employment agreement, except that Mr. Terrence B. Connors’ minimum annual salary specified in the agreement is $150,000. Mr. Terrence B. Connors’ compensation in 2007, calculated in the same manner as the amounts listed under the “Total” column in the Summary Compensation Table, was $169,547.
Director Independence
     The Board of Directors has determined that each of Cristina H. Kepner, William A. Dambrackas, Lawrence J. Gibson, John D. Lori, Arthur J. Rawl, and Robert C. Strandberg is an independent director within the meaning of the rules of the Nasdaq Stock Market LLC. In addition, the Board has determined that each of the members of the two Board committees is also independent within the meaning of the rules of the Nasdaq Stock Market LLC, including additional rules relating to audit committee members.

ITEM 14 — INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES AND SERVICES
Fees for all services provided by KPMG LLP for 2006 and 2007 were as follows:
Audit Fees
     The aggregate fees billed for professional services rendered by KPMG LLP for the audit of Quipp’s annual consolidated financial statements and the reviews of Quipp’s consolidated financial statements included in Quipp’s quarterly reports on Form 10-Q were $245,000 in 2006 and $369,000 in 2007.
Audit Related Fees
     There were no audit related services rendered by KPMG LLP to Quipp billed in 2006 and 2007 that were reasonably related to the performance of the audit or review of Quipp’s consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
     There were no professional services rendered by KPMG LLP billed in 2006 and 2007 for tax compliance, tax advice and tax planning.
All Other Fees
     There were no products and services provided by KPMG LLP billed in 2006 and 2007, other than the services referred to above.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1	Financial Statements — See “Index to Financial Statements” in Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”) previously filed by the Registrant.

	2	Schedule II — Valuation and Qualifying Accounts was included in the Form 10-K. All other schedules are omitted because they are inapplicable.

	3	Exhibits (Note: The file number of all referenced reports and registration statements is 0-14870.)

Exhibit
No.
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.2	By-Laws, as amended (Incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K, filed March 5, 2007).

*10.1	Quipp, Inc. Equity Compensation Plan, as amended (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement relating to the Registrant’s 2005 Annual Meeting of Stockholders).

*10.2	Quipp, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on October 31, 2005).

*10.3	Quipp Inc. Management Incentive Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).

*10.4	Change of Control Agreement, dated as of December 23, 2000, among the Registrant, Quipp Systems, Inc. and Christer Sjogren (incorporated by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000). Identical agreements, also dated as of December 23, 2000, were entered into with David Switalski, Angel Arrabal and Mohammed Jamil. In accordance with Instruction 2 of Item 601 of Regulation S-K, those agreements need not be filed with this report.

*10.5	Change of Control Agreement, dated as of October 28, 2005, among the Registrant, Quipp Systems, Inc. and Eric Bello (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed October 31, 2005).

*10.6	Employment Agreement, dated October 25, 2005, between the Registrant and Michael S. Kady (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed

Exhibit
No.
October 31, 2005).

*10.7	Employment Agreement, dated August 10, 2005, between the Registrant and John F. Connors, III (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

†*10.8	Summary of Directors’ Compensation.

10.9	Share Purchase Agreement, dated August 10, 2005, among the Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10	Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006.

†22	Subsidiaries of the Registrant.

†23	Consent of KPMG LLP.

†† 31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

†† 31.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

† 32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

† 32.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

†	Previously filed

††	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Quipp, Inc.
Date: April 30, 2008	By:	/s/ Michael S. Kady
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

Exhibit
No.
Registrant, John F. Connors, III and Terence B Connors (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed August 16, 2005).

10.10	Agreement, dated as of October 19, 2006, by and among the Company and JDL Capital, LLC, JDL Partners, L.P., John D. Lori, David S. Dillmeier, Mark A. Goodman, Sean McCarthy, Edward McCoyd and Michael McGee (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed October 20, 2006.

†22	Subsidiaries of the Registrant.

†23	Consent of KPMG LLP.

††31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

††31.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.

†32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

†32.2	Certificate of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934 and U.S.C. Section 1350.

*	Constitutes management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

†	Previously filed

††	Filed herewith