Form 10-Q
period 2008-03-31
QUIPP INC
filed 2008-05-14
CIK 796577

UNITED STATES
SECURITY AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 0-14870
QUIPP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2306191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4800 N.W. 157th Street, Miami, Florida 33014

(Address of principal executive offices)
Registrant’s telephone number, including area code (305) 623-8700
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
The number of shares of the registrant’s common stock, $.01 par value, outstanding at May 5, 2008 was 1,477,746.

QUIPP, INC.
INDEX

PART 1 — FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
QUIPP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$830,667	$1,391,100
Restricted securities and cash equivalents	1,000,000	1,000,000
Accounts receivable, net of allowances of $129,061 and $179,568	2,118,284	3,641,206
Inventories	5,092,250	3,941,964
Prepaid expenses and other current assets	421,136	420,282

Total current assets	$9,462,337	$10,394,552

Property, plant and equipment, net of accumulated depreciation and amortization of $3,397,953 and $3,289,156	1,706,910	1,810,506
Intangible assets, net of accumulated amortization of $2,018,787 and $1,921,486	991,312	1,088,613
Other assets	24,486	26,586

Total assets	$12,185,045	$13,320,257

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$151,660	$154,162
Accounts payable	1,326,059	1,867,197
Accrued salaries and wages	421,581	516,196
Deferred revenues	3,689,462	3,348,764
Other accrued liabilities	1,360,164	1,259,276

Total current liabilities	6,948,926	7,145,595

Total liabilities	6,948,926	7,145,595

Shareholders’ equity:
Common stock — par value $.01 per share, 8,000,000 shares authorized, 1,477,746 issued and outstanding	14,778	14,778
Additional paid in capital	527,046	518,960
Retained earnings	4,694,295	5,640,924

	5,236,119	6,174,662

Total liabilities and shareholders’ equity	$12,185,045	$13,320,257

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31, 2008	March 31, 2007

Net sales	$3,672,327	$4,321,637
Cost of sales	(2,966,022)	(3,470,262)

Gross profit	706,305	851,375

Operating expenses:
Selling, general and administrative expenses	(1,486,848)	(1,468,642)
Research and development	(106,860)	(93,018)

Operating loss	(887,403)	(710,285)

Other income (expense):
Miscellaneous income	—	10,000
Interest income	22,519	51,659
Interest expense	(7,857)	(1,694)

	14,662	59,965

Loss before income taxes	(872,741)	(650,320)

Income tax benefit	—	—

Net loss	$(872,741)	$(650,320)

Per share amounts:

Basic and diluted loss per common share	$(0.59)	$(0.44)

Weighted average common and common equivalent shares outstanding	1,477,746	1,458,189
See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional		Total
	Common Stock		Paid-In	Retained	Shareholders’
	Shares	Amount	Capital	Earnings	Equity

Balances on December 31, 2007	1,477,746	$14,778	$518,960	$5,640,924	$6,174,662

Stock-based compensation			8,086		8,086
Dividend declared on common stock ($.05 per share)				(73,888)	(73,888)
Net loss				(872,741)	(872,741)

Balances on March 31, 2008	1,477,746	$14,778	$527,046	$4,694,295	$5,236,119

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP INC. AND SUBSIDIARY
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31, 2008	March 31, 2007

Cash flow from operations:
Net loss	$(872,741)	$(650,320)

Reconciliation of net loss to net cash (used in) provided by operations:

Depreciation and amortization	108,797	122,334
Intangible amortization	97,301	130,609
Stock-based compensation	8,086	11,862

Changes in operational assets and liabilities:
Accounts receivable	1,522,922	(38,405)
Inventories	(1,150,286)	(918,739)
Prepaid and other assets	1,246	(81,786)
Accounts payable and accrued liabilities	(534,865)	245,448
Deferred revenues	340,698	1,592,787

Net cash (used in) provided by operations	(478,842)	413,790

Cash flow from investing activities:
Securities matured	—	1,474,455
Capital expenditures	(5,201)	(18,249)

Net cash (used in) provided by investing activities	(5,201)	1,456,206

Cash flow from financing activities:
Dividends paid to shareholders	(73,888)	(72,910)
Repayment of debt	(2,502)	(2,378)

Net cash used in financing activities	(76,390)	(75,288)

(Decrease) increase in cash and cash equivalents	(560,433)	1,794,708
Cash and cash equivalents at beginning of year	1,391,100	864,879

Cash and cash equivalents at end of quarter	$830,667	$2,659,587

See accompanying notes to the unaudited condensed consolidated financial statements.

QUIPP, INC. AND SUBSIDIARY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements include the accounts of Quipp, Inc. and its wholly owned subsidiary, Quipp Systems, Inc. All significant intercompany transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared on a basis consistent with that used as of and for the year ended December 31, 2007 and, in the opinion of management, reflect all adjustments (principally consisting of normal recurring accruals) considered necessary to present fairly the financial position of Quipp, Inc. and subsidiary as of March 31, 2008 and the results of its operations and cash flows for the three months ended March 31, 2008 and 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008. These financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. The unaudited condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but, as permitted by Regulation S-X, is not accompanied by all disclosures required by generally accepted accounting principles.
NOTE 2 — INVENTORIES
Inventories at March 31, 2008 include material, labor and factory overhead and are stated at the lower of cost or market. Inventories also include equipment shipped to customers but not yet recognized as a sale because either risk of loss has not transferred to the customer or the equipment requires complex installation services. The Company will recognize the sale and corresponding cost of sales when risk of loss has transferred to the customer or when installation services are complete and collection of the resulting receivable is reasonably assured. Cost is determined using the first-in, first-out (FIFO) method. The composition of inventories at March 31, 2008 and December 31, 2007 is as follows:

	March 31, 2008	December 31, 2007

Raw materials	2,722,461	$2,841,432
Work in process	1,563,703	276,733
Subtotal	4,286,164	3,118,165
Shipped, not recognized	806,086	823,799
	5,092,250	3,941,964

NOTE 3 — REVENUE RECOGNITION
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

NOTE 4 — LOSS PER SHARE
Basic loss per share is based on the weighted average number of common shares outstanding during the periods presented. Diluted loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding in the period presented. Dilutive common equivalent shares assume the exercise of options, calculated under the treasury stock method, using the average stock market prices during the periods. For the three months ended March 31, 2008 and 2007, the Company had no common stock equivalents because the exercise price of outstanding options exceeded the market price of the underlying shares.
NOTE 5 — STOCK-BASED COMPENSATION
The Quipp, Inc. Equity Compensation Plan (Equity Compensation Plan) provides for grants of stock options and stock-based awards to employees, directors, consultants and advisors of the Company. Stock options issued in connection with the Equity Compensation Plan are granted with an exercise price per share equal to the fair market value of a share of Company common stock at the date of grant. All stock options have five to ten-year maximum terms and vest, either immediately, or within four years of grant date. The total number of shares of common stock issuable under the Equity Compensation Plan is 600,000. At March 31, 2008, there were 140,389 shares available for grant under the Equity Compensation Plan.
The Company recognized stock-based compensation totaling $8,086 and $11,862 for the three months ended March 31, 2008 and 2007, respectively. Components of stock-based compensation expense follow:

	Three months ended
	March 31,
	2008	2007

Stock Options	$1,029	$1,971
Restricted Stock Awards	7,057	9,891

Total stock based compensation costs included in selling, general and administrative expenses	$8,086	$11,862

The following stock option activity occurred during the three months ending March 31, 2008:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value

Options outstanding at December 31, 2007	45,000	$13.57	4.57	—
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Options outstanding at March 31, 2008	45,000	$13.57	4.32	—

Stock options exercisable at March 31, 2008	45,000	$13.57	4.32	—

As of March 31, 2008, all stock-based compensation costs related to stock options has been recognized.

The following table summarizes restricted stock award activity for the three months ended March 31, 2008:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Price

Non-vested stock awards as of December 31, 2007	10,000	$11.84
Granted	—	—
Vested	(5,000)	12.80
Forfeited	—	—

Non-vested stock awards as of March 31, 2008	5,000	$10.87

As of March 31, 2008, approximately $19,000 of unrecognized compensation costs related to non-vested restricted stock awards is expected to be recognized over 1 year.
NOTE 6 — INCOME TAXES
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
The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. Previously, the Company provided for tax contingencies in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies.”
The liability for uncertain tax positions as of December 31, 2007 was approximately $78,000. During the quarter ended March 31, 2008, the Company had no significant changes in its liability for uncertain tax positions.
The Company also accrues both penalties and interest related to the liability for uncertain tax positions. These amounts are charged to income tax expense. As of December 31, 2007, the Company had accrued approximately $34,000 for the payment of interest and penalties. During the quarter ended March 31, 2008, the Company did not recognize any material changes to interest and penalties charges related to uncertain tax positions.
The liability for uncertain tax positions and related penalties and interest is included in other accrued liabilities.
The Company is subject to income taxes in U.S. federal and various state jurisdictions, and is subject to ongoing examinations by certain tax authorities in these jurisdictions. Tax regulations within each jurisdiction are subject to interpretation of the related tax laws and regulations and require significant judgment to apply. Company management believes it is no longer subject to U.S. federal income tax examinations by tax authorities for the years before 2004. Also, in state and local jurisdictions in which the Company files income tax returns, management believes the Company is no longer subject to tax examinations by tax authorities for the years before 2003.
NOTE 7 — RECENT DEVELOPMENTS
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

NOTE 8 — RECENT PRONOUNCEMENTS
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS 161). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that will provide a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of the provisions of SFAS 161.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest (sometimes called minority interest) and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years that start after December 15, 2008 and prohibits early adoption. We are currently evaluating the impact of the provisions of SFAS 160.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, a revision of SFAS No. 141.” SFAS No. 141 (R) establishes principles and requirements as to how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of the provisions of SFAS 141 (R).
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits, but does not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has concluded that SFAS No. 159 will not impact the Company’s financial position, results of operations or cash flows in 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value in accordance with GAAP, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements; however, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective as of the beginning of an entity’s first fiscal year that starts after November 15, 2007. The Company has concluded that SFAS No. 157 will not impact the Company’s financial position, results of operations or cash flows in 2008.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations: The following table presents statements of operations items expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net sales	100.0%	100.0%
Gross profit	19.2%	19.7%
Selling, general and administrative expenses	40.4%	34.0%
Research and development	2.9%	2.2%
Other income, net	0.4%	1.3%
Net loss	(23.8%)	(15.0%)
Net sales for the three months ended March 31, 2008 were $3,672,327, a decrease of $649,310 (15.0%) compared to net sales of $4,321,637 for the corresponding period in 2007. Published reports indicate that U.S. newspapers have been experiencing lower profits due to declining circulation, reduced print advertising revenue and higher costs. We believe these developments have resulted in lower capital spending on post-press newspaper manufacturing equipment, which has adversely affected our incoming orders and net sales.
Gross profit for the three months ended March 31, 2008 was $706,305, a decrease of $145,070 (17.0%) as compared to $851,375 for the corresponding period in 2007. Gross profit as a percentage of sales for the first three months of 2008 decreased to 19.2% compared to 19.7% for the same period in 2007. Our margin as a percentage of sales has decreased because of the allocation of fixed manufacturing overhead costs over a lower level of production and shipment volumes. We have also experienced increased raw material, transportation, insurance and electricity costs.
Selling, general and administrative expenses for the three months ended March 31, 2008 were $1,486,848, an increase of $18,206 (0.1%) as compared to $1,468,642 for the corresponding period in 2007. Our costs increased mostly due to professional fees related to our proposed merger transaction by which we will be acquired by ITW (see note 7 to the unaudited condensed consolidated financial statements in this report). The higher professional fees were offset in part by lower variable selling expenses and reduced amortization costs on intangible assets, reflecting the write down of these assets at the end of 2007. As described in our Form 10-K for the year ended December 31, 2007, the write down occurred because the value of our amortizable intangible assets was determined to be impaired.
Research and development expenses for the three months ended March 31, 2008 were $106,860, an increase of $13,842 (14.9%) as compared to $93,018 for the same period in 2007. During the three months ended March 31, 2008, we continued expending most of our development resources on enhancements to our Quipp-Newstec inserter product line.
Other income and expense (net) for the three months ended March 31, 2008 reflected income of $14,662 as compared to $59,965 for the corresponding period in 2007. Interest income was reduced in 2008 primarily due to lower average balances of cash, cash equivalents and securities available for sale and lower interest rates. In addition, we generated $10,000 of royalty income in 2007 relating to our patented automatic cart loading system technology used by another supplier of post-press material handling equipment.
General
Our backlog as of March 31, 2008 was $7,621,000 compared to $6,457,000 at December 31, 2007 and $9,714,000 at March 31, 2007. We expect to ship all items in our backlog during the next twelve months. Orders for the three months ended March 31, 2008 were $4,760,279 compared to orders of $4,998,212 during the three months ended March 31, 2007.

Liquidity
On March 31, 2008, cash and cash equivalents and restricted securities available for sale and cash equivalents totaled $1,830,667 as compared to $2,391,100 at December 31, 2007, a decrease of $560,433. Working capital on March 31, 2008 was $2,513,411, a decrease of $735,546 from $3,248,957 at December 31, 2007.
Our line of credit agreement with Merrill Lynch Business Financial Services, Inc. (Merrill Lynch) has been extended until August 31, 2008. As of the date of this report, we have no balance outstanding on the line of credit. Under the terms of the agreement, we can borrow up to $3,000,000, subject to a limit based on eligible accounts receivable and inventory. Borrowings under the line of credit are secured by all accounts receivable, inventory, intangibles and contract rights as well as securities with value of no less than $1,000,000. Interest is payable monthly at a rate equal to the one-month LIBOR rate plus 2.4%. While the line of credit was recently extended for a period of four months in order to provide availability until the anticipated closing of ITW’s acquisition of Quipp, we believe we will not be able to renew this credit facility in the future. The agreement relating to the acquisition contains restrictions on our ability to borrow under the line of credit
Our debt consists primarily of obligations under variable rate industrial revenue bonds that were issued through the Dade County Industrial Development Authority in 1988. At March 31, 2008, the balance due on the bonds was $150,000, which is payable in full on October 1, 2008.
We believe that our cash and cash equivalents and securities available for sale, together with future cash generated from operations, will be sufficient to fund operations at the current levels.
Forward Looking Statements
This quarterly report on Form 10-Q contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to shipment of backlog orders, adequacy of available resources and proposed acquisition of Quipp by ITW. A number of important factors could cause actual results to differ materially from those in the forward looking statements including, but not limited to, economic conditions generally and specifically in the newspaper industry, demand and market acceptance for new and existing products, the impact of competitive products and pricing, manufacturing capacity, delays in shipment, cancellation of customer orders, engineering and production difficulties and the failure of the acquisition of Quipp by ITW to close, due to, among other things, failure to obtain shareholder approval or satisfy other conditions required for closing.
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
Item 4 Controls and Procedures
(a)	Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	Change in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 6 Exhibits
The following exhibits are filed with this report:
3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2	By Laws, as amended (incorporated by reference to Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed March 5, 2008).
31.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certificate of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.
32.2	Certificate of the Chief Financial Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUIPP, INC.
Date: May 14, 2008
	By:	/s/ MICHAEL S. KADY
Michael S. Kady
President and Chief Executive Officer

	By:	/s/ ERIC BELLO
Eric Bello, Chief Financial Officer
(Principal financial and accounting officer)